Form 10KSB
period 2005-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2006-05-01
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue #130
Bakersfield, CA 93301
(661) 327-0067

Common Stock, $0.001 par value registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___  No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No _X_

Revenues for our most recent fiscal year: $0

Number of shares oustanding of our only class of common equity, as of March 30, 2006: 40,000,000

Transitional Small Business Disclosure Format (check one): Yes ___; No _X_

Description of Business.

History and Structure. We were incorporated in July of 2004 as Golden Valley Development, Inc. in the state of Nevada. From the date of incorporation to August of 2004, we were a wholly-owned subsidiary of Fresh Veg Broker.com, Inc., a Nevada corporation. Then, in August of 2004, we were spun off from Fresh Veg, and in that process the shares held by Fresh Veg were distributed to its own shareholders on a pro rata basis, making our shareholder base exactly the same as Fresh Veg’s shareholder base.

The business purpose of the spin-off was to separate three distinct, disparate business plans so that different, separate entities could focus on each business plan. Prior to the spin-off, there was a parent company - Fresh Veg - and two subsidiaries. We were one of the two subsidiaries. Our business plan is for a brokerage firm that specializes in buying commodities such as fresh fruits, vegetables and hay and re-selling them, as we describe below. The business plan belonging to the other former subsidiary of Fresh Veg, Pebble Beach Enterprises, was for the development and re-sale of real estate. Our then-parent company had planned on acquiring a third subsidiary which had certain technologies designed to assist medical insurance companies in securely receiving hospital data. Therefore, it was determined that three business plans - each requiring vastly different types of energy, talent and resources to operate - was too dispersing to be operated by one conglomerate, and so the two subsidiaries, Pebble Beach and Golden Valley, were spun off.

Subsequent to our being spun off from Fresh Veg, Fresh Veg changed its name to Tiger Team Technologies, Inc. officially on August 16, 2004, in order to better reflect the change in its business from a vegetable broker business - which is the business we inherited - to a company that dealt with certain technologies designed to assist medical insurance companies in securely receiving hospital data.

What We Do. We are a brokerage firm that specializes in buying commodities such as fresh fruits and vegetables and hay in California’s central valley from local farmers and then selling the products to buyers, such as supermarkets, wholesalers, and other farmers, also located in California.

We operate as a broker, someone who acts as the agent for the farmer in negotiating a contract between seller and buyer. The brokerage fee is generally collected from the seller. We earn our fee by arranging the transaction through written or phone communication and bringing the two parties together with a confirmation of sale. Our management team has over 25 years of combined brokerage experience in the produce industry, including the last year and a half with Golden Valley. Our expertise ranges from contract negotiation and product research to innovative business development.

Our business model begins with various buyers in need of produce, such as supermarkets and wholesalers, who buy on behalf of restaurants, restaurant chains and other large institutions; or in need of hay for animal feed. These buyers place their orders with us. After receiving an order from a buyer we prepare a quote. At that point, we check to see if we have any other pending orders for the same commodity that has not been purchased yet. If we do, we try to purchase a larger quantity from the farmer, and negotiate a lower price for buying at a bulk rate, which lowers our base cost and increases our profit.

We find the farmers who have the desired produce or hay, and then put in the order to the farmer. Before the goods are shipped from the farmer to the buyer, we send out our inspector to inspect them, to guarantee high level of quality and minimize disputes over damaged goods. Our inspectors, currently only Art and Annette Davis, do not allow damaged goods to ship. This way the customers know that they are receiving quality products with every order placed. If a customer receives damaged goods, we know that the damage occurred en route and the transportation company is responsible for the damage. We strive to ensure that all products are of the highest quality. In inspecting commodities, we use the USDA standards, the only broadly recognized quality standards in our industry, and due to Art and Annette Davis’s experience with similar ventures in the past, we will be able to train and test future inspectors in-house to follow these standards.

Here is the manner in which our first transaction occurred, and the general manner in which we anticipate most of our transactions occurring: In October of 2004, we were contacted by ERE Sheep Company of Bakersfield, California, who was looking for hay as feed for their livestock. We contacted Lucia Hay Company of Tulare, California, and bought the hay from them for $35,568 and then sold it to ERE Sheep Company for $43,568, for a profit of exactly $8,000.

Competition. Our main competitors are mostly individual brokers with small offices and few or no employees. Varsity Produce and Manny Lawrence are the largest competitors to our knowledge.

The main competitive factor in our industry, however, does not come from other brokers, but from the changing nature of the industry. As farms become larger, they become more able to offer the same type of discounts to buyers that we can. Our advantage remains that we inspect all produce before it ships, and so ensure high quality produce, which is also an advantage over our competitors who, in the experience of Art and Annette Davis, have never inspected the produce being shipped or even were physically present furing any part of the shipping process; however, our challenge is always to find more small, “niche” farmers and more “niche” buyers, such as for organic produce, unusual produce, hay and other niches.

In the experience of our management, customers usually pick up the produce from the seller with their own trucks. When necessary, however, we will have the capability to coordinate transportation for buyers. We are allied with Freymiller Trucking through verbal, informal agreements between our management and theirs, whose trucks, because of our alliance, can be contracted out at any time. Having access to such a broad transportation network allows us to offer reasonable transportation rates and still generate a profit. Since we are able to handle all of our clients’ shipping needs, there is more incentive for companies to buy goods from us rather than our competitors, providing another competitive advantage.

Regulation. Golden Valley has no involvement in the farming process. Therefore we do not need to conform to any environmental standards. When we supply transportation for the goods to be delivered, we contract out with trucking companies and it is ultimately the responsibility of the transportation company to make sure that all environmental laws in regards to transporting commodities are adhered to and followed.

Because we currently operate exclusively intra-state, we are not subject to federal agricultural regulations as a broker; specifically we are not covered under the United States Perishable Agricultural Commodities Act, abbreviated as “PACA”. However, as we expand into interstate deals, we would need to receive a license from the U.S. Department of Agriculture as a “broker”, defined by PACA in part as:“any person engaged in the business of negotiating sales and purchases of any perishable agricultural commodity in interstate or foreign commerce for or on behalf of the vendor or the purchaser, respectively…”. Receiving the license entails filling out a relatively simple application and paying a $550 annual fee. Licenses are granted fairly automatically unless the applicant has had a license revoked in the past or been otherwise found in violation of PACA or its regulations in the past. Maintaining a license would principally involve making sure we pay our farmers on time. If we are late in paying farmers, our license may be suspended by the U.S. Department of Agriculture. Since our business model includes the receipt of monies from the buyer before the farmers deliver the product, it is very unlikely we would have trouble maintaining our license.

Suppliers and Customers. California’s central valley services 70 percent of the nation’s produce and vegetables, and has hundreds of suppliers, i.e. farmers and sheds, and therefore sources and availability of the produce is good. Some of the small- and mid-size farmers who are most suited as suppliers in our business model include Gerowan Farms, HMC Farms, Bolthouse Farms, Grimway Farms and Giumarra Vineyards.

We have no major customers yet; our two customers so far have been ERE Sheep Company and Diamond Cattle Company. However, major customers that have transacted business with Art and/or Annette Davis - our management team - in the past include Tops Supermarkets, Bi-Lo Supermarkets and Giant Foods.

Research and Development. We spent no money on research and development in the last two years, relying instead on the experience of our management team, Art and Annette Davis, to make any amendments to our business or marketing plans.

Employees. We have no formal employees. Instead, our two management personnel - Art and Annette Davis - each dedicate 5-20 hours per week to conduct the business and prepare all requisite administration, including this filing.

Description of Property.

Our principal office is a rented space in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

We own no real estate nor other property, nor do we invest in real estate.

Legal Proceedings.

We are not a party of any pending or existing legal proceedings, nor the subject of any governmental proceedings.

Management’s Discussion and Analysis or Plan of Operation.

Liquidity and Cash Requirements. Adavco Inc., a corporation owned jointly by Art and Annette Davis, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months - through October of 2007. The material terms of the loan, filed as an exhibit to this statement, are that the loan carries 5% annual interest and is due in full by October of 2007. Adavco Inc. is prepared to loan us more money as needed; however, our cash requirements for the next 12 months are anticipated to be only approximately $15,000, and therefore another loan - nor any other method of raising cash - is not likely to be necessary. We arrive at a projected cash requirement of $15,000 over the next year based on the assumptions that a) we will continue to receive our office space rent-free; b) our expenses will be limited to administrative costs and costs of inspcetion of produce; and c) that our auditors’ costs will be relatively stable. Based on our past auditors’ costs, as well as our past administrative costs, we anticipate needing $15,000 for the next 12 months to satisfy our cash requirements. This will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection.

As of March 30, 2006, our cash on hand was $24,888.

Recent operations. In 2006, we closed three transactions, all for the Diamond Cattle Company.

On March 9, we purchased 100 cows from Treasure Valley Livestock Auction Inc. for $93,279 and resold the cows to Diamond for $94,212, for a profit of $933.

On March 16, we purchased a calf chute and equipment for $11,720 from Flying W Inc. and then sold it to Diamond on March 22 for $11,837, for a profit of $117.

On March 20, we purchased 112 heifers for $98,000 from The Stockman’s Market Inc. and resold the heifers to Diamond for $98,980 for a profit of $980.

This brings to four the total number of transactions we have conducted since incorporating in 2004. The three transactions in 2006 dealt with ranching, not produce, but the principles of our business model remain the same, including inspection of the commodities before they are shipped to the buyer.

Industry Trends. As we discussed above, there is a growing trend in our industry which is of concern to us. As farms grow and consolidate, they become better able to negotiate sales directly with the buyers, since the farms now have the sufficient quantity to satisfy most buyers.

Our business model only works when there are still sufficient small and niche farmers with which to work, and by “niche” farmers we mean those that produce a niche crop such as alfalfa hay or grass hay, organic produce, and unusual or specialty commodities. However, we are able to work with larger farms and larger buyers on occasion, because we still retain the advantage of quality control. As we mention above, we send out a field inspector to make sure all the produce loaded onto the trucks is high quality, which is something the buyers do not do themselves, nor do the farmers, nor do our competitors. In this way, we still are able to generate enough business to continue as a going concern.

How We Make Our Money and Results of Operations. We receive money from the buyers of produce and give most of that money to the farmers or other commodity producers, keeping the remaining money as profit. For our one transaction in 2004, we were contacted by ERE Sheep Company, which was looking for hay as feed for their livestock. We contacted Lucia Hay Company and bought the hay from them for $35,568 and then sold it to ERE Sheep Company for $43,568, for a profit of exactly $8,000. This is a 20% profit. Our three transactions in 2006 netted us a 1% profit.

The above transaction has been the only transaction we have conducted until 2006. There have been no material changes to our financial condition from the end of the last fiscal year to the end of the latest fiscal year.

Marketing. Our company is local and will rely on our reputation and word-of-mouth to generate most of our customers thanks to our process of inspecting the goods before shipment. Our management has historically found that happy customers are the best form of advertising. However, in conjunction with word-of-mouth marketing, we also plan to advertise in the Produce News, the Packer and other chosen produce industry publications. We also will direct-mail to address lists endemic to our industry.

Our management team, Art and Annette Davis, has formed many partnerships, alliances and contacts while operating as produce brokers for the past 25 years. These business relationships provide an enormous base of resources from which we can operate. Most of our brokerage deals will start - as they have with our one transaction we have completed so far - with our management team’s large client base that we hope will contract with us to locate, purchase and deliver various commodities for them.

Potential Future Business Models. Additionally, we are currently researching the viability of farming certain commodities ourselves in order to lower the cost of goods sold and improve our profit margin. Whatever excess product was grown could be sold to the various competing brokers. By controlling the product, we can effectively control the quality of product that other brokers are able to supply. This business model could be launched as early as 2007; however, the feasibility of such a model is poor, as it requires certain infrastructures and employees that would be beyond the scope of our current resources.

Another option is to purchase the farmland outright and lease it back to the various farmers. By controlling the farmers you can demand the best product for the lowest price. This business model is possible with another loan from Adavco, which is controlled by our management team. We would feel ready for this model once we have completed several more transactions under our current model this year, and determined how much time and effort will be required to keep our current model viable.

Another profitable means of expansion we are exploring is to continue hiring brokers with established customer bases, who can promote the benefits of doing business with Golden Valley. The new hires would stay employed with Golden Valley as long as they can continually solicit new customers. The more customers these brokers bring Golden Valley, the higher their salaries and bonuses. We anticipate hiring one produce broker per year, beginning this year, to allow for reasonable expansion.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Golden Valley Development, Inc.
Bakersfield, California

We have audited the accompanying balance sheet of Golden Valley Development, Inc., as of December 31, 2005 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005 and the period from July 26, 2004 through December 31, 2004. These financial statements are the responsibility of Golden Valley Development, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Valley Development, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/MALONE & BAILEY, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 13, 2006

GOLDEN VALLEY DEVELOPMENT, INC.
BALANCE SHEET
December 31, 2005

ASSETS

Cash	$45,626
Prepaid income taxes	2,380
Total current assets	$48,006

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued expenses	$3,121
Total current liabilities	3,121

Note payable to related party	50,000
Total liabilities	53,121

Commitments	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares
authorized, 40,000,000 shares issued and outstanding	40,000
Additional paid-in capital	(33,399)
Retained earnings	(11,716)
TOTAL STOCKHOLDERS’ DEFICIT	(5,115)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$48,006
See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
Year Ended December 31, 2005 and the
Period from July 26, 2004 (Inception)
Through December 31, 2004

	2005	2004
Revenue	$-	$8,000

General & administrative	13,805	2,741
Interest expense	2,547	623

Net income (loss) before
income tax expense (recovery)	(16,352)	4,636

Income tax expense (recovery)	(695)	695
Net income (loss)	$(15,657)	$3,940

Net income (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding 40,000,000	40,000,000

See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
The Period from July 26, 2004 (Inception)
Through December 31, 2005

			Additional
	Common		Paid in	Retained
	Shares	Par	Capital	Deficit	Total
Shares issued at
inception	40,000,000	$40,000	$(40,000)	$-	$-

Contribution of rent
expense	-	-	1,941	-	1,941

Net income	-	-	-	3,940	3,940

Balances at
December 31, 2004	40,000,000	40,000	(38,059)	3,940	5,881

Contribution of rent
expense	-	-	4,660	-	4,660

Net loss	-	-	-	(15,657)	(15,657)
Balances at
December 31, 2005	40,000,000	$40,000	$(33,399)	$(11,717)	$(5,115)

See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENT OF CASH FLOWS
The Year Ended December 31, 2005 and the
Period from July 26, 2004 (Inception)
Through December 31, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,657)	$3,941
Adjustments to reconcile net income
to cash provided by operating activities:
Imputed rent expense	4,660	1,941
Changes in:
Prepaid income taxes	(2,380)	-
Accrued expenses	1,698	1,423
Income tax payable	(695)	695
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,374)	8,000

NET FLOWS FROM FINANCING ACTIVITIES
Proceeds on note payable to related party	-	50,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	50,000
NET CHANGE IN CASH	(12,374)	58,000

Cash balance, beginning of the period	58,000	-
Cash balance, ending of the period	$45,626	$58,000
Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Golden Valley Development, Inc. (“Golden Valley”) was incorporated in Nevada on July 26, 2004. Golden Valley is a hay broker.

Golden Valley's fiscal year end is December 31st.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Golden Valley considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Revenue Recognition. Golden Valley recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Golden Valley performs as a broker without assuming the risks and rewards of ownership of the goods, therefore sales are reported on a net basis. After receiving and order, Golden Valley will locate and inspect the desired item. The item will be shipped directly to the customer from the supplier by Golden Valley or the customer can arrange for pickup at the supplier. The item must meet certain industry standards prior to customer acceptance. If the industry standards are not met, the loss carries back to the supplier. If the item meets industry standards and the customer were to reject the item, the loss belongs to the customer. Golden Valley recognizes revenues at the time the customer accepts the item.

Advertising. In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of Golden Valley are charged to operations as incurred. Advertising expense for the period from inception through December 31, 2005 was $0.

Income taxes. Golden Valley recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Golden Valley provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Golden Valley does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Golden Valley’s results of operations, financial position or cash flow.

NOTE 2 - NOTE PAYABLE TO RELATED PARTY

A company controlled by Golden Valley's majority shareholder loaned Golden Valley $50,000 on October 1, 2004. The note is due on October 1, 2007, bears interest of 5 percent and is unsecured.

NOTE 3 - COMMON STOCK

Golden Valley was incorporated by Tiger Team Technologies, Inc. (“Tiger Team”) (formerly known as Fresh Veg Broker.com, Inc.). Golden Valley issued Tiger Team 40,000,000 shares of Golden Valley at Golden Valley's inception in exchange for a business plan with a value of $0. Shortly thereafter, Tiger Team distributed the 40,000,000 shares of Golden Valley to Tiger Team's existing shareholders on a pro rata basis.

NOTE 4 - INCOME TAXES

Golden Valley uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 Golden Valley incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,000 at December 31, 2005, and will expire in the year 2025.

At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$450
Less: valuation allowance	(450)
Net deferred tax asset	$0

Golden Valley has prepaid income taxes of $2,380 as of December 31, 2005 and an income tax recovery of $695 and income tax expense of $695 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - COMMITMENTS

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,660 and $1,941 of rent expense for the year ended December 31, 2005 and the period from inception through December 31, 2004, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

NOTE 6 - MAJOR CUSTOMERS

All 2004 revenues were from a single customer.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants.

Controls and Procedures.

It is Management’s responsibility to establish and maintain adequate internal control over financial reporting for Golden Valley. It is the President’s and Treasurer’s ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, management review of monthly, quarterly and annual results and an established system of internal controls.

As of December 31, 2005, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that while the Company’s management, including the President and Treasurer, believes the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on Management’s assessment of Golden Valley’s internal control over financial reporting.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Annette Davis, 53, director and treasurer - elected to directorship and office on July 26, 2004 to serve for one year; re-elected to both positions on July 26, 2005 for additional one-year term.

Ms. Davis had been CFO of Bakersfield Produce & Distributing, in Bakersfield, California, from 1977 until its closure in May, 2002. Bakersfield Produce had revenues exceeding $60,000,000 annually. She supervised its accounting department, reviewed balance sheets and income statements, approved capital expenditures, coordinated with CPAs for audit and tax filings purposes, and negotiated contracts with legal departments. Ms. Davis was responsible for this corporation’s fiscal aspects.

Ms. Davis had also served as Controller of Andes River Company, LLC, in Bakersfield, California, from 1999 until it ceased operations in December of 2003. She held the fiscal responsibilities of this company, which imported produce from the South American country of Chile and distributed it on the East Coast, with revenues of $40 million annually. Ms. Davis was responsible for its income and balance sheets, accounting department, approved all expenditures and outside business, established credit lines for the company, and coordinated with CPAs for tax returns in three states.

Ms. Davis is also currently President of Adavco, Inc., a real estate development company. Ms. Davis has been in that position since co-founding Adavco in 1982, and is the supervisor of accounting for Adavco projects, which include apartment buildings and custom homes.

From 1999-2004, Ms. Davis was also Treasurer of Fresh Veg Broker.com, Inc., our former parent company whose business plan, which never was successful, was to create a website where buyers and sellers of produce could do deals with each other online.

Ms. Davis is also the sole director of Pebble Beach Enterprises, Inc., which is also a reporting company under The Securities Exchange Act of 1934. She has been its director since July of 2004. As we describe above in our Description of Business section, Pebble Beach was at one time a subsidiary of our former parent, Fresh Veg Broker.com. In that respect, Pebble Beach and Golden Valley were considered “sister” companies until both we and Pebble Beach were spun off from Fresh Veg in 2004. Pebble Beach has a totally different business plan than we do, but Annette Davis serves as director of both companies. She is not an officer of Pebble Beach.

Art Davis, 56, director, president and secretary - elected to directorship and offices on July 26, 2004 to serve for one year; re-elected to all positions on July 26, 2005 for additional one-year term.

Mr. Davis had served as Vice-president of Bakersfield Produce & Distributing from 1977 until it ceased operations in 2002 in Bakersfield, California. The company added a consolidation point for chain supermarkets in 1979. In 1980, he was responsible for bringing in employees to begin a produce brokerage operation. The brokerage sales increased so rapidly that the wholesale and consolidations divisions were sold and Bakersfield Produce became Bakersfield Produce & Distributing Company, which grew to become one of the largest produce brokerage firms in the United States.

As Vice President, he was responsible for buying fresh fruit and vegetables from California and Arizona for shipment to several large supermarket chains on the East coast. Mr. Davis was personally responsible for shipping over 125 loads of produce per week and dealt with most of the shippers in the produce industry due to the volume of the business.

Mr. Davis is also currently Vice-President of Adavco, Inc., a real estate development company. Mr. Davis has been in that position since co-founding Adavco in 1982, and is a licensed contractor overseeing Adavco projects, which include apartment buildings and custom homes.

From 1999-2004, Mr. Davis was also President of Fresh Veg Broker.com, Inc., our former parent company whose business plan, which never was successful, was to create a website where buyers and sellers of produce could do deals with each other online.

Arthur Davis is the husband of Annette Davis.
Annette Davis is the wife of Arthur Davis.

Neither of the directors or executives of Golden Valley, nor any promoter or control person, was involved in any bankruptcy or insolvency action, nor was involved in any business which was involved in any such action at or within 2 years before the time of such filing, nor any criminal proceeding nor found to be in violation of any securities or futures laws or regulations nor has been barred or otherwise enjoined from participating in any type of business, securities or banking activities.

We do not have an audit committee financial expert serving on our audit committee, due to our relatively light revenues and operations and unreasonable expense an audit committee financial expert would pose for our business.

Golden Valley has adopted a Code of Ethics that applies to our principle executive officer (Arthur Davis), principal financial officer (Annette Davis), and principal controller (Annette Davis) and has posted it on our website www.goldenvalleydevelopment.com.

We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics. To receive a copy of our Code of Ethics, mail a request for such to: Golden Valley Development, Inc., P.O. Box 2346, Bakersfield, CA 93303.

Executive Compensation.

None of the officers or directors of Golden Valley is compensated nor has received any compensation, including any options or stock appreciation rights.

We have no employee contracts of any kind.

Security Ownership of Certain Beneficial Owners and Management.

We have no equity compensation plans or other arrangements and had none in the fiscal year covered by this Form.

We have only one class of securities - our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis	38,054,331 shares[1]	95.1% of class
c/o Golden Valley Development, Inc.	Direct ownership
1200 Truxton Avenue #130
Bakersfield, CA 93301

The following represents the security ownership of all members of management:

Annette Davis	38,054,331 shares[2]	95.1% of class
Director and Treasurer	Direct ownership
c/o Golden Valley Development, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Art Davis	0 shares[3]	0% of class
Director, President and Secretary
c/o Golden Valley Development, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

1 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.
2 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.
3 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilige or similar obligations or instruments.

Certain Relationships and Related Transactions.

We receive approximately 500 square feet of office space at 1200 Truxton Avenue, suite 130 in Bakersfield, California from Adavco, Inc., a company controlled by our management team, Art and Annette Davis, on a rent free basis. We have a verbal but reliable agreement with Adavco to continue in this fashion for the forseeable future.

Otherwise, there have been no transactions, nor are there any proposed transactions, involving us, wherein there was some indirect or direct material interest on the part of one of our management personnel, control persons, promoters, major shareholders, or any of these persons’ family members.

We have no parent companies.

The names of our promoters are as follows:

Fresh Veg Broker.com, Inc., a Nevada corporation

H. Arthur Davis

Annette Davis

On July 26, 2004, Fresh Veg Broker.com, Inc. gave us the business plan for the commodity brokerage business which we now are utilizing, which we place at a basis value of $0. In exchange, we issued 40,000,000 shares of our Common Stock to Fresh Veg. The value of the shares and the business plan were determined by our management, Art and Annette Davis.

Outside of the above, none of our promoters has received nor is to be given anything of value by us.

Index to Exhibits.

Index No. Description

Exhibit 3.1	Item 601(b)(3)(i)	Articles of Incorporation*

Exhibit 3.2	Item 601(b)(3)(ii)	Bylaws*

Exhibit 14	Item 601(b)(14)	Code of ethics (attached)

Exhibit 31.1 and 31.2	Item 601(b)(31)	Rule 13a-14(a)/15d-14(a) Certifications
(attached)
Exhibit 32.1 and 32.2	Item 601(b)(32)	Section 1350 (attached)

* These exhibits are hereby incorporated by reference to our Registration Statement on Form 10-SB filed November 29, 2005. File No. 0-51637.

There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

Principal Accountant Fees and Services.

Audit Fees

Aggregate fees billed for fiscal year 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $12,420.

Aggregate fees billed for fiscal year 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $2,250.

Audit-Related Fees

Aggregate fees billed in fiscal year 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Aggregate fees billed in fiscal year 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Tax Fees

Aggregate fees billed in fiscal year 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

Aggregate fees billed in fiscal year 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

All Other Fees

Aggregate fees billed in fiscal year 2005 for products and services provided by the principal accountant, other than the services reported above: $0.

Aggregate fees billed in fiscal year 2004 for products and services provided by the principal accountant, other than the services reported above: $0.

Golden Valley’s audit committee’s pre-approval policy is to retain the services of a professional accountant only once the threshhold established by Rule 2-01 of Regulation S-X has been met.

The audit committee’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN VALLEY DEVELOPMENT, INC.

    By: /s/ H. Arthur Davis
H. Arthur Davis, President

April 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   By: /s/ H. Arthur Davis
H. Arthur Davis, President and a Director

April 26, 2006

   By: /s/ Annette Davis
Annette Davis, Treasurer, Controller
and a Director

April 26, 2006