Form 10QSB
period 2006-03-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2006-05-15
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number __________________________

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue #130
Bakersfield, CA 93301
(661) 327-0067

Common Stock, $0.001 par value to be registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]  No [ ]

Number of shares of common stock of Golden Valley Development Inc. outstanding as of March 31, 2006: 40,000,000

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC.
BALANCE SHEETS
(unaudited)

	3/31/06	12/31/05
Cash	$24,888	$45,626

Accounts receivable	42,925	2,380

Prepaid state taxes	600	-

Total current assets	$68,413	$48,006

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued expenses	$4,003	$3,121

Note payable to related party	78,000	-
Total current liabilities	82,003	3,121

Note payable to related party	-	50,000
Total liabilities	82,003	53,121

Commitments	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares
authorized, 40,000,000 shares issued and outstanding	40,000	40,000
Additional paid-in capital	(32,235)	(33,399)
Accumulated deficit	(21,355)	(11,716)
TOTAL STOCKHOLDERS’ DEFICIT	(13,590)	(5,115)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$68,413	$48,006

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(unaudited)
		3/31/06	3/31/05
Revenue	$	$ 2,455	-
General & administrative		(11,212)	(6,472)
Interest expense		(882)	-
Net loss	$	(9,639)	$(6,472)
Basic and diluted net loss per share		$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding		40,000,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(unaudited)

	3/31/06	3/31/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,639)	$(6,472)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	1,164	1,164
Changes in:
Accounts receivable	(40,545)	-
Accrued expenses	882	825
Prepaid taxes	(600)	-
NET CASH USED IN OPERATING ACTIVITIES	(48,738)	(4,482)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	173,000	-
Payments on note payable to related party	(145,000)	-
NET CHANGE IN CASH	(20,738)	(4,482)
Cash balance, beginning of the period	45,626	58,000
Cash balance, ending of the period	$24,888	$53,518
Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

GOLDEN VALLEY DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Valley Development, Inc. (“GVD”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in GVD's Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year
2005, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - NOTES PAYABLE TO RELATED PARTY

In March 2006, Golden Valley Development, Inc. borrowed $173,000 from a related party through two separate notes. The notes carried interest at 5% per annum and were due March 7, 2007. Also in March 2006, GVD made note payments of $145,000. The $145,000 paid a previous $50,000 note in full and made a partial payment of $95,000 on the two notes from March 2006. As of March 31, 2006, GVD accrued interest of $4,003 on its related party notes.

Item 2. Managements Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company’s expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and looking statements are reasonable, the Company cannot assure you they will turn out to be developments that are not within our control. Although the Company believes these forward- correct.

Liquidity and Cash Requirements. Adavco Inc., a corporation owned jointly by Art and Annette Davis, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months - through October of 2007. The material terms of the loan, filed as an exhibit to this statement, are that the loan carries 5% annual interest and is due in full by October of 2007. On March 14, 2006 Adavco loaned us an additional $173,000 with the same material terms so that we could finance future business operation. Adavco Inc. is prepared to loan us more money as needed. We were recently contacted by Diamond Cattle Company to locate, heifers and calf chute equipment for their operation. Our duties included locating the requested items for the lowest price and actually purchasing the items. We were to be compensated with a 1% commission fee. In the first quarter we concluded transactions for Diamond Cattle company netting revenue of $2,455. The amount of cash that we currently have on hand, as of March 31, 2006 is $24,888.

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

Plant and Significant Equipment We do not expect any purchase of any plant or significant equipment assets in the next 12 months.

Number of Employees. Our current number of employees is zero. We do not expect a significant number in the change of employees in the next 12 months.

Security Ownership of Certain Beneficial Owners and Management.

We have only one class of securities - our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis    38,054,331 shares1  95.1% of class

Financing Plans We will continue to rely on loans from Adavco Inc. to complete brokerage transactions. At this time there has been nothing signed by Adavco Inc. guaranteeing that such funds will be made available.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

Item 3. Controls and Procedures.

It is Management’s responsibility for establishing and maintaining adequate internal control over financial reporting for Golden Valley Development. It is the President’s ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, management review of monthly, quarterly and annual results and an established system of internal controls.

As of March 31 2006, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that while the Company’s management, including the President, believes the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Other Information

Item 4. Exhibits

Index of Exhibits

1.	31.1 Certification of Director pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2 Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3.	32.1 Certification of Director pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4.	32.1 Certification of President pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Valley Development

Date: May 15, 2006	By:	/s/ Annette Davis
Annette Davis
Director, Treasurer

Golden Valley Development

Date: May 15, 2006	By:	/s/ Arthur Davis
Arthur Davis
President, Secretary