Form 10KSB/A
period 2005-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2006-06-01
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

/s/ MALONE & BAILEY
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

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
The Period from July 26, 2004 (Inception)
Through December 31, 2005

			Additional
	Common		Paid in	Retained
	Shares	Par	Capital	Deficit	Totals
Shares issued at
inception	40,000,000	$40,000	$(40,000)	$-	$-

Contribution of rent
expense	-	-	1,941	-	1,941

Net income	-	-	-	3,940	3,940

Balances at
December 31, 2004	40,000,000	40,000	(38,059)	3,940	5,881

Contribution of rent
expense	-	-	4,660	-	4,660

Net loss	-	-	-	(15,657)	(15,657)
Balances at
December 31, 2005	40,000,000	$40,000	$(33,399)	$(11,717)	$(5,115)
See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENT OF CASH FLOWS
The Year Ended December 31, 2005 and the
Period from July 26, 2004 (Inception)
Through December 31, 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,657)	$3,941
Adjustments to reconcile net income
to cash provided by operating activities:
Imputed rent expense	4,660	1,941
Changes in:
Prepaid income taxes	2,380	-
Accrued expenses	1,698	1,423
Income tax payable	(695)	695
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,374)	8,000

NET FLOWS FROM FINANCING ACTIVITIES
Proceeds on note payable to related party	-	50,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	50,000
NET CHANGE IN CASH	(12,374)	58,000

Cash balance, beginning of the period	58,000	-
Cash balance, ending of the period	$45,626	$58,000
Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

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

As of December 31, 2005, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Annual Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Security Ownership of Certain Beneficial Owners and Management.

We have no equity compensation plans or other arrangements and had none in the fiscal year covered by this Form.

We have only one class of securities - our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis	38,054,331 shares[1]	95.1% of class
c/o Golden Valley Development, Inc.	Direct ownership
1200 Truxton Avenue #130
Bakersfield, CA 93301

The following represents the security ownership of all members of management:

Annette Davis Director and Treasurer	38,054,331 shares[2]	95.1% of class
c/o Golden Valley Development, Inc.	Direct ownership
1200 Truxton Avenue #130
Bakersfield, CA 93301

Art Davis Director, President and Secretary	0 shares[3]	0% of class
c/o Golden Valley Development, Inc.	Direct ownership
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

Outside of the above, none of our promoters has received nor is to be given anything of value by us.

Index to Exhibits.

Index No. Description

Exhibit 3.1	Item 601(b)(3)(i)	Articles of Incorporation [1]

Exhibit 3.2	Item 601(b)(3)(ii)	Bylaws[1]

Exhibit 14	Item 601(b)(14)	Code of ethics [2]

Exhibit 31.1 and 31.2	Item 601(b)(31)	Rule 13a-14(a)/15d-14(a) Certifications (attached)

Exhibit 32.1 and 32.2	Item 601(b)(32)	Section 1350 (attached)

1 These exhibits are hereby incorporated by reference to our Registration Statement on Form 10-SB filed November 29, 2005. File No. 0-51637.
2 These exhibits are hereby incorporated by reference to our Annual Report on Form 10KSB filed May 1, 2006.  File No. 0-51637.
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

May 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ H. Arthur Davis
H. Arthur Davis, President, Principal
Executive Officer and a Director

May 30, 2006

By: /s/ Annette Davis
Annette Davis, Treasurer, Principal
Financial Officer and Controller and a
Director

May 30, 2006