Form 10QSB/A
period 2006-03-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2006-06-01
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Golden Valley Development Inc. outstanding as of March 31, 2006: 40,000,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC.
BALANCE SHEETS
(unaudited)

	3/31/06	12/31/05
ASSETS

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

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(unaudited)

		3/31/06	3/31/05

Revenue		$2,455	$-
General & administrative		(11,212)	(6,472)
Interest expense		(882)	-

Net loss	$	(9,639)	$(6,472)
Basic and diluted net loss per share		$(0.00)	$(0.00)
Basic and diluted weighted average
shares outstanding		40,000,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(unaudited)

	3/31/06	3/31/05

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,639)	$(6,472)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	1,164	1,164
Changes in:
Accounts receivable	(40,545)	-
Accrued expenses	882	825
Prepaid taxes	(600)	-

NET CASH USED IN OPERATING ACTIVITIES	(48,738)	(4,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	173,000	-
Payments on note payable to related party	(145,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,000	-

NET CHANGE IN CASH	(20,738)	(4,482)
Cash balance, beginning of the period	45,626	58,000
Cash balance, ending of the period	$24,888	$53,518

Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

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

Item 2. Managements Discussion and Analysis or Plan of Operations

Liquidity and Cash Requirements. The following is a chronological list of the actions that have affected our liquidity and cash requirements:

Before this quarter:

In October of 2004, Adavco, Inc., a California corporation controlled by the same husband and wife team - Art and Annette Davis - that comprises our own management, loaned us $50,000 to satisfy general administrative cash requirements. This loan is due by October of 2007, along with 5% compounded annual interest.

During this quarter:

On March 14, 2006, we borrowed an additional $63,000 from Adavco.

On March 20, 2006, we borrowed an additional $110,000 from Adavco. These two loans, totalling $173,000, were for the purpose of purchasing cattle and cattle equipment so that they could be re-sold for a profit, pursuant to our business plan. The terms of these two loans are the same as for the first loan from October of 2004.

On March 15, 2006, we purchased 100 heifers (young cows) for $93,279.

On March 20, 2006, we purchased 112 heifers for $98,000.

On March 21, 2006, we purchased cattle equipment for $11,720.

On March 21, 2006, we sold all 212 heifers and the cattle equipment to Diamond Cattle Company and invoiced them $205,028, which represents 1% profit to us on the transaction.

On March 28, 2006, Diamond paid off its invoice we submitted to them in its entirety.

On March 29, 2006, we paid Adavco back the entire amount of $50,000 which it had loaned us in October 2004. Adavco waived the interest on the loan, which was recorded as paid-in capital. We also paid back $95,000 of the $173,000 we owed it from the two loans in March, 2006. We still owe Adavco $78,000 from these two loans, plus the 5% annual interest.

On March 31, 2006, we purchased eight bulls and seven heifers for $42,500.

Later on March 31, 2006, we sold those same eight bulls and seven heifers to Diamond Cattle Company and invoiced Diamond in the amount of $42,925, which represented a 1% profit on the transaction.

We received full payment on this last invoice from Diamond on April 7, 2006. However, because we did not receive payment until after the first quarter ended, it appears as though our cash balance during the first quarter of 2006 period decreased considerably. Our cash balance did decrease: our cash on hand as of March 31, 2006 was $24,888; however, our accounts receivables went up accordingly, to $42,925. When we received payment from Diamond on April 7, our cash on hand went up to $65,400.

However, even excluding the transaction with Diamond which straddled the first and second quarters, the amount of expenses incurred during the first quarter of 2006 was still approximately $7,800, which is very high for us. Annualized, this represents a cash requirement of approximately $31,200 over the next 12 months, which is considerably higher than what we said in our 10-KSB for fiscal year 2005, which is that the cash requirement for the next 12 months would only be $15,000.

The reason for the increase is largely due to increasing auditor fees for all review and audit work, as well as unanticipated auditor fees and EDGARizer fees associated with continuing series of comments from the U.S. Securities and Exchange Commission regarding our 10-SB12G disclosure filing. Each series of comments from the U.S. SEC requires us to pay our auditors to re-review each amended filing and to pay our EDGARizers to file all disclosure filings.

We therefore are increasing our estimate of the cash we will require over the next 12 months to approximately $25,000. This takes into account our increased auditor fees, but is less than $31,200 because we do not anticipate many more rounds of comments from the SEC regarding our 10-SB12G disclosure filing.

Adavco Inc. is prepared to loan us more money as needed.

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

Annette Davis   38,054,331 shares  95.1% of class

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

Other Information

Item 4. Exhibits

Index of Exhibits

1.	31.1 Certification of Director pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2 Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3.	32.1 Certification of Director pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4.	32.2 Certification of President pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Valley Development, Inc.

(Registrant)

Golden Valley Development, Inc.

Date: June 1, 2006	By:	/s/ Annette Davis

Director, Treasurer and Principal Financial Officer

Golden Valley Development, Inc.

Date: June 1, 2006	By:	/s/ H. Arthur Davis

President, Secretary and Principal Executive Officer