Form 10QSB
period 2006-06-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2006-08-14
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
For the transition period from ________to ____________
Commission file number __________________________

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue #130
Bakersfield, CA 93301
(661) 327-0067

Common Stock, $0.001 par value to be registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Golden Valley Development Inc. outstanding as of June 30, 2006: 40,000,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC.
BALANCE SHEETS
(unaudited)

	12/31/05	6/30/06
ASSETS

Cash	$33,895	$45,626
Accounts receivable	-	2,380
Prepaid state taxes	400	-
Total current assets	$34,295	$48,006

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued expenses	$5,155	$3,121
Note payable to related party	50,000	-
Total current liabilities	55,155	3,121

Note payable to related party	-	50,000
Total liabilities	55,155	53,121

Commitments	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares
authorized, 40,000,000 shares issued and outstanding	40,000	40,000
Additional paid-in capital	(31,071)	(33,399)
Accumulated deficit	(29,789)	(11,716)
TOTAL STOCKHOLDERS’ DEFICIT	(20,860)	(5,115)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$34,295	$48,006

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(unaudited)

	Three Months		Six Months
	2005	2006	2005	2006

Revenue	$926	$-	$3,381	$-

General &
Administrative expenses	8,208	1,597	19,420	8,069
Interest expense	1,152	-	2,034	-
Net loss	$(8,434)	$(1,597)	$(18,073)	$(8,069)

Basic and diluted net
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 2005
(unaudited)

	6/30/06	6/30/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,073)	$(8,069)
Adjustments to reconcile net income
to cash used in operating activities:
Imputed rent	2,328	2,330
Changes in:
Accounts receivable	2,380	-
Accrued expenses	2,034	850
Prepaid state taxes	(400)	-
NET CASH USED IN OPERATING ACTIVITIES	(11,731)	(4,889)

NET FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	253,000	-
Payments on loan from related party	(253,000)
NET CASH USED IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(11,731)	(4,889)
Cash balance, beginning of the period	45,626	58,000
Cash balance, ending of the period	$33,895	$53,111
Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

GOLDEN VALLEY DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Valley Development, Inc. (“GVD”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in GVD's Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB/A, have been omitted.

NOTE 2 - NOTES PAYABLE TO RELATED PARTY

In March 2006, Golden Valley Development, Inc. borrowed $173,000 from a related party through two separate notes. The notes carried interest at 5% per annum and were due March 7, 2007. Also in March 2006, GVD made note payments of $145,000.

In May 2006, GVD borrowed $80,000 from a related party. The note carries interest at 5% per annum and is due on demand. In May and June 2006, GVD made note payments of $108,000. As of June 30, 2006, GVD accrued interest of $5,115 on its related party notes.

Item 2. Managements Discussion and Analysis

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

In March 2006, we borrowed $173,000 from Adavco for the purpose of purchasing cattle and cattle equipment so that they could be re-sold, pursuant to our business plan. The terms of these two loans are the same as for the first loan from October of 2004.

In March 2006, we purchased 212 heifers (young cows) for $191,279 and cattle equipment for $11,720.

In March 2006, we sold all 212 heifers and the cattle equipment to Diamond Cattle Company and invoiced them $205,028, which represents 1% revenue to us on the transaction.

On March 29, 2006, we paid Adavco the entire amount of $50,000 which it had loaned us in October 2004. Adavco waived the interest on the loan, which was recorded as paid-in capital. We also paid back $95,000 of the $173,000 we owed Adavco from the two loans in March 2006. We still owe Adavco $78,000 from these two loans, plus the 5% annual interest.

On March 31, 2006, we purchased eight bulls and seven heifers for $42,500 and sold those same eight bulls and seven heifers to Diamond Cattle Company and invoiced Diamond in the amount of $42,925, which represented a 1% revenue on the transaction.

During this quarter:

On April 7th we received full payment for the 8 bulls of $42,925 as previously discussed above.

On May 5th we borrowed $80,000 from Adavco Inc. to purchase 118 heifers $92,611.

On May 11th we sold the heifers to M & E Farms for $93,537 for revenue of 1%.

In May and June 2006 we paid $108,000 to Adavco toward our total outstanding balance.

GVD has recently completed the 10sb process with the Securities and Exchange Commission; as a result we now expect our expenses that were associated with this process to be replace with expenses related to periodic filing requirements. The primary expenses were the Edgarizing and the Auditors fee. GVD’s expenses should be in line with the previous estimate of $25,000 for the year.

Adavco Inc. is prepared to loan us more money as needed.

Industry Trends. As we discussed above, there is a growing trend in our industry which is of concern to us. As farms grow and consolidate, they become better able to negotiate sales directly with the buyers, since the farms now have the sufficient quantity to satisfy most buyers.

Our business model only works when there are still sufficient small, niche farmers with which to work, and by “niche” farmers we mean those that produce a niche crop such as alfalfa hay or grass hay, organic produce, and unusual or specialty commodities. However, we are able to work with larger farms and larger buyers on occasion, because we still retain the advantage of quality control. We send out a field inspector to make sure all the produce loaded onto the trucks is high quality, which is something the buyers do not do themselves, nor do the farmers, nor do our competitors. In this way, we still are able to generate enough business to continue as a going concern.

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

Another option is to purchase the farmland outright and lease it back to the various farmers. By controlling the farmers you can demand the best product for the lowest price. This business model is possible with another loan from Adavco, which is controlled by our management team. We will feel ready for this model once we have completed several more transactions under our current model this year, and determined how much time and effort will be required to keep our current model viable.

Another profitable means of expansion we are exploring is to hire brokers with established customer bases, who can promote the benefits of doing business with Golden Valley. The new hires would stay employed with Golden Valley as long as they can continually solicit new customers. The more customers these brokers bring Golden Valley, the higher their salaries and bonuses. We anticipate hiring one produce broker per year, beginning this year, to allow for reasonable expansion.

Description of Property.

Our principal office is in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

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

Item 3.Controls and Procedures.

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

As of June 30 2006, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc.
(Registrant)

Date August 11, 2006   /s/ Annette Davis

Annette Davis
Director, Treasurer and Principal
Financial Officer

Date August 11, 2006   /s/ H. Arthur Davis

H. Arthur Davis
President, Secretary and Principal Executive Officer