Form 10QSB
period 2006-09-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2006-11-14
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Golden Valley Development Inc. outstanding as of September 30, 2006: 40,000,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

GOLDEN VALLEY DEVELOPMENT, INC.
BALANCE SHEETS
September 30, 2006 and December 31,2005
(unaudited)

	9/30/06	12/31/05

Cash	$6,567	$45,626
Accounts receivable	75,244	2,380
Prepaid state taxes	200	-
Total current assets	$82,011	$48,006

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued expenses	$-	$3,121
Total current liabilities	-	3,121
Note payable to related party	100,000	50,000
Total liabilities	100,000	53,121

Commitments	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares
authorized, 40,000,000 shares issued and outstanding	40,000	40,000
Additional paid-in capital	(24,088)	(33,399)
Accumulated deficit	(33,901)	(11,716)
TOTAL STOCKHOLDERS’ DEFICIT	(17,989)	(5,115)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$82,011	$48,006

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(unaudited)

	Three Months		Nine Months
	2006	2005	2006	2005
Revenue	$844	$-	$4,225	$-

General &
Administrative expenses	4,292	5,234	23,712	12,053
Interest expense	664	625	2,698	1,875
Total expenses	(4,956)	(5,859)	(26,410)	(13,928)
Net loss	$(4,112)	$(5,859)	$(22,185)	$(13,928)

Basic and diluted net
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and September 30, 2005
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,185)	$(13,928)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent and interest expense	9,311	3,494
Changes in:
Accounts receivable	(72,864)	-
Accrued expenses	(3,121)	1,674
Prepaid state taxes	(200)	-
NET CASH USED IN OPERATING ACTIVITIES	(89,059)	(8,760)
NET FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	303,000	-
Payments on loan from related party	(253,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	-
NET CHANGE IN CASH	(39,059)	(8,760)
Cash balance, beginning of the period	45,626	58,000
Cash balance, ending of the period	$6,567	$49,240
Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-

GOLDEN VALLEY DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Valley Development, Inc. (“GVD”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in GVD's Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB/A, have been omitted.

NOTE 2 - NOTES PAYABLE TO RELATED PARTY

In March 2006, Golden Valley Development, Inc. borrowed $173,000 from a related party through two separate notes. The notes carried interest at 5% per annum and were due March 7, 2007. Also in March 2006, GVD made note payments of $145,000.

In May 2006, GVD borrowed $80,000 from a related party. The note carries interest at %5 per annum and is due on demand. In May and June 2006, GVD made note payments of $108,000.

In September 2006, GVD borrowed $50,000 from a related party. The note carries interest at 5% per annum, is due on demand, and is unsecured.

As of September 30, 2006, GVD had accrued interest of $5,819 on its related party notes. Adavco, Inc. agreed to waive the accrued interest on the notes payable. The total amount of $5,819 in accrued interest was re-classed to additional paid in capital due to Adavco being a related party.

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

GVD has recently completed the 10sb process with the Securities and Exchange Commission; as a result we now expect our expenses that were associated with this process to be replaced with expenses related to periodic filing requirements. The primary expenses were the Edgarizing and the Auditors fee. GVD’s expenses should be in line with the previous estimate of $25,000 for the year.

Adavco Inc. is prepared to loan us more money as needed.

During this quarter:

In September of 2006, Adavco, Inc., a California corporation controlled by the same husband and wife team - Art and Annette Davis - that comprises our own management, loaned us $50,000 to satisfy general administrative cash requirements. This loan is due by September 25, 2008

GVD completed one transaction for the quarter. We purchased 62 heifers from Art Gale in Eureka, NV. for $74,400.00 on 9/25/2006. They were sold to Diamond Cattle Company for total of $75,144.00 on 10/18/2006; we charged a 1% broker fee on the transaction and were able to net $744.00.

Because the growth in obtaining new clients has been slower than expected we want to focus on improving the margins with our existing clients. It was determined that during the next quarter, we should try and increase the brokerage fee we charges from 1% to 2%. The increase in the broker fee is essential for GVD to be able to show a profit.

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

As of September 30 2006, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc.

(Registrant)

Date November 14, 2006   /s/ Annette Davis

Annette Davis
Director, Treasurer and Principal
Financial Officer

Date November 14, 2006   /s/ H. Arthur Davis

H. Arthur Davis
President, Secretary and Principal Executive Officer