Form 10KSB
period 2006-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2007-03-29
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue #130
Bakersfield, CA 93301
(661) 327-0067

Common Stock, $0.001 par value registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Revenues for our most recent fiscal year: $5,058

Number of shares oustanding of our only class of common equity, as of March 19, 2007: 40,000,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I

Item 1. Description of Business.

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

We have no major customers yet; our three customers so far have been ERE Sheep Company, M&E Farms and Diamond Cattle Company. However, major customers that have transacted business with Art and/or Annette Davis - our management team - in the past include Tops Supermarkets, Bi-Lo Supermarkets and Giant Foods.

Research and Development. We spent no money on research and development in the last two and a half years, relying instead on the experience of our management team, Art and Annette Davis, to make any amendments to our business or marketing plans.

Employees. We have no formal employees. Instead, our two management personnel - Art and Annette Davis - each dedicate 5-20 hours per week to conduct the business and prepare all requisite administration, including this filing.

Item 1A. Risk factors

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our revenue and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline.

If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer, chief accounting officer, or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock

We may experience a decrease in market demand or a supply disruption due to uncertain economic conditions in the United States market, including as a result of the concerns of terrorism, war and social and political instability.

Terrorist attacks in the United States and elsewhere, the continued presence of United States military forces in Iraq, and turmoil in the Middle East have contributed to the uncertainty in the United States and global economy and may lead to a decline in economic conditions, both domestically and internationally.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash will be sufficient for the next 12 months however there is no guarantee that in the future that we will be able to raise capital when needed.

Item 2. Description of Property.

Our principal office is a rented space in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

We do not own any real estate or other property, nor do we invest in real estate.

Item 3. Legal Proceedings.

We are not a party of any pending or existing legal proceedings, nor the subject of any governmental proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders.

None

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock is not currently traded

Part II

Item 6. Management’s Discussion and Analysis

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

The following discussion and analysis contains certain statements that may be deemed “forward-looking statements”. All statements, other than statements of historical fact, that address events or developments that the we expect to occur, are forward-looking statements. Forward-looking statements are statements that are not historical facts and are generally, but not always, identified by the words “expects”, “plans”, “anticipates”, “believes”, “intends”, “estimates”, “projects”, “potential” and similar expressions, or that events or conditions “will”, “would”, “may”, “could” or “should” occur.

Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause the actual results to differ materially from those in forward-looking statements include: failure to successfully negotiate or subsequently close such transactions, inability to obtain required shareholder or regulatory approvals, and general economic, market or business conditions. Investors are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. Forward-looking statements are based on the beliefs, estimates and opinions of management on the date the statements are made. We undertakes no obligation to update these forward-looking statements in the event that managements beliefs, estimates or opinions, or other factors, should change. ’

Liquidity and Cash Requirements. Adavco Inc., a corporation owned jointly by Art and Annette Davis, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months - through October of 2007. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of December 31, 2006, our cash on hand was $89,381.

Results of operations. In 2006, we brokered 8 transactions, primarily related to cattle and other agricultural products, and recorded net revenues of $5,058. We incurred general and administrative expenses of $27,158, primarily related to accounting fees and rent expense. In addition, we incurred $3,514 of interest expense.

For the year we saw a dramatic increase in business activity as compared to 2005. We also recently increased our commission fee from 1% to 3% on all transactions and feel that this will lead to increased revenues for the company. We will continue with our strategic plan of servicing our current set of customers as well as working to obtain new ones.

Industry Trends.  As local farms consolidate, they become better able to negotiate sales directly with the buyers. Our primary customer is the smaller, “niche” farmers who do not have direct access to buyers. These niche farms typically produce crops such as alfalfa hay or grass hay, organic produce, and unusual or specialty commodities. However, there are still opportunities for us to work with larger farms and larger buyers on occasion, because we still retain the advantage of quality control. As we mention above, we send out a field inspector to make sure all the produce loaded onto the trucks is high quality, which is something the buyers do not do themselves, nor do the farmers, nor do our competitors. In this way, we still are able to generate enough business to continue as a going concern.

Generation of revenues.. We act as a broker between farms and wholesale buyers. In some cases, we broker products between two farms. For example, we may purchase alfalfa hay from one farm and sell it to a cattle farm. We generate net revenue form the margin between selling price and the buying price.

Marketing. Our company is local and will rely on our reputation and word-of-mouth to generate most of our customers. As mentioned above, we maintain a competitive advantage by thoroughly inspecting the product prior to shipment. Our management has historically found that happy customers are the best form of advertising. However, in conjunction with word-of-mouth marketing, we also plan to expand our advertising to various produce industry publications. We also will direct-mail to address lists endemic to our industry.

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

Potential Future Business Models. Additionally, we are currently researching the viability of farming certain commodities ourselves in order to lower the cost of goods sold and improve our profit margin. Whatever excess product was grown could be sold to the various competing brokers. By controlling the product, we can effectively control the quality of product that other brokers are able to supply. There is currently no precise plan in place and there can be no assurances that any such plan will be implemented.

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

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Golden Valley Development, Inc.
Bakersfield, California

We have audited the accompanying balance sheet of Golden Valley Development, Inc., as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Golden Valley Development, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Valley Development, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 1, 2007

GOLDEN VALLEY DEVELOPMENT, INC.
BALANCE SHEET
December 31, 2006

ASSETS

Cash	$89,381
Prepaid and other current assets	1,180

Total assets	$90,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Note payable to related party	$110,000

Total liabilities	110,000

Commitments

Stockholders’ deficit
Common stock; $.001 par value; 75,000,000 shares authorized,
40,000,000 issued and outstanding	40,000
Additional paid-in capital	(22,109)
Accumulated deficit	(37,330)
Total stockholders’ deficit	(19,439)

Total liabilities and stockholders’ deficit	$90,561

See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

Revenues	$5,058	$--

Operating expenses
General and administrative	27,158	13,805
Interest expense	3,514	2,547
Total expenses	30,672	16,352

Loss before benefit for income taxes	(25,614)	(16,352)

Benefit for income taxes	--	695

Net loss	$(25,614)	$(15,657)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	40,000,000	40,000,000

See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years ended December 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2004	40,000,000	$40,000	$(38,059)	$3,941	$5,882

Contribution of rent expense			4,660		4,660

Net loss				(15,657)	(15,657)

Balance, December 31, 2005	40,000,000	40,000	(33,399)	(11,716)	(5,115)
Contribution of forgiveness of accrued interest			3,121		3,121
Contribution of rent expense			4,660		4,660
Contribution of imputed interest			3,509		3,509
Net loss				(25,614)	(25,614)

Balance, December 31, 2006	40,000,000	$40,000	$(22,109)	$(37,330)	$(19,439)

See accompanying summary of accounting policies
and notes to financials statements.

GOLDEN VALLEY DEVELOPMENT, INC.

STATEMENT OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(25,614)	$(15,657)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed rent & interest expense	8,169	4,660
Changes in operating assets and liabilities:
Prepaid and other current assets	1,200	(2,380)
Accrued expenses		1,698
Income tax payable	--	(695)

Net cash used in operating activities	(16,245)	(12,374)

Cash flow from financing activities:
Payments on note payable to related party	(303,000)
Borrowings on note payable to related party	363,000	--

Net cash provided by financing activities	60,000	--

Net change in cash	43,755	(12,374)

Cash, beginning of period	45,626	58,000

Cash, end of period	$89,381	$45,626

Supplemental cash flow information:
Taxes paid	$--	$--
Interest paid	--	--
Non-cash transactions
Forgiveness of accrued interest by related party	3,121	--

See accompanying summary of accounting policies
and notes to financials statements.

Golden Valley Development, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Golden Valley Development, Inc. (“Golden Valley”) was incorporated in Nevada on July 26, 2004. Golden Valley is a commodities broker.

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

Revenue Recognition. Golden Valley recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Golden Valley performs as a broker without assuming the risks and rewards of ownership of the goods, therefore sales are reported on a net basis. After receiving an order, Golden Valley will locate and inspect the desired item. The item will be shipped directly to the customer from the supplier by Golden Valley or the customer can arrange for pickup at the supplier. The item must meet certain industry standards prior to customer acceptance. If the industry standards are not met, the loss carries back to the supplier. If the item meets industry standards and the customer were to reject the item, the loss belongs to the customer. Golden Valley recognizes revenues at the time the customer accepts the item.

Advertising. In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of Golden Valley are charged to operations as incurred. Advertising expense for two years ended December 31, 2006 was $0.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On October 1, 2004, Golden Valley entered into an unsecured note agreement with a company controlled by Golden Valley’s majority shareholder. This note, which carried no interest rate, was repaid in 2006. Interest was imputed at 5%. Accrued interest of $3,121 owed to the related party was forgiven in 2006 and accounted for as a contribution to capital.

During 2006, Golden Valley entered into four similar unsecured notes with the same related party. These notes, dated May 14, 2006, May 5, 2006, September 25, 2006 and December 26, 2006, were unsecured and carried no interest rate. The principal amounts borrowed under these notes were $173,000, $80,000, $50,000 and $60,000, respectively. These loans were primarily used in the operations to purchase products. The $173,000 and $80,000 notes were repaid during the year from the proceeds received in a brokering arrangement. At December 31, 2006, $110,000 remained outstanding. The $50,000 note dated September 25, 2006 is due on September 25, 2008 and the $60,000 note dated December 26, 2006 is due on December 26, 2008.

Interest on these related party notes was imputed at 5%.

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,660 and $4,660 of rent expense for the years ended December 31, 2006 and 2005, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

NOTE 4 - INCOME TAXES

Golden Valley uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 Golden Valley incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,886 at December 31, 2006, and will expire in the year 2026.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets

Net operating losses	$1,886
Less: valuation allowance	(1,886)
Net deferred tax asset	$0

At December 31, 2006, Golden Valley has income tax refundable of $1,180.

NOTE 5 - COMMITMENTS

At December 31, 2006, Golden Valley had no commitments other than those recorded on the balance sheet or disclosed in the accompanying notes.

NOTE 6 - MAJOR CUSTOMERS

All 2006 revenues were from 3 customers.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants.

Item 8A. Controls and Procedures.

Disclosure Controls

Management, including our President and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Treasurer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Controls

There has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

Item 10. Executive Compensation.

None of the officers or directors of Golden Valley is compensated nor has received any compensation, including any options or stock appreciation rights.

We have no employee contracts of any kind.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

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
Director, President and Secretary
c/o Golden Valley Development, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Item 12. Certain Relationships and Related Transactions.

On October 1, 2004, Golden Valley entered into an unsecured note agreement with a company controlled by Golden Valley’s majority shareholder. This note, which carried no interest rate, was repaid in 2006. Accrued interest of $3,121 owed to the related party was forgiven in 2006 and accounted for as a contribution to capital.

During 2006, Golden Valley entered into four similar unsecured notes with the same related party. These notes, dated May 14, 2006, May 5, 2006, September 25, 2006 and December 26, 2006, were unsecured and carried no interest rate. The principal amounts borrowed under these notes were $173,000, $80,000, $50,000 and $60,000, respectively. These loans were primarily used in the operations to purchase products. The $173,000 and $80,000 notes were repaid during the year from the proceeds received in a brokering arrangement. At December 31, 2006, $110,000 remained outstanding. The $50,000 note dated September 25, 2006 is due on September 25, 2008 and the $60,000 note dated December 26, 2006 is due on December 26, 2008.

Interest on these related party notes was imputed at 5%.

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,660 and $4,660 of rent expense for the year ended December 31, 2006 and 2005 respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

We have no parent companies.

The names of our promoters are as follows:

Fresh Veg Broker.com, Inc., a Nevada corporation

H. Arthur Davis

Annette Davis

Item 13. Index to Exhibits.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Aggregate fees billed for fiscal year 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $16,746 and $4,740, respectively.

Audit-Related Fees

Aggregate fees billed in fiscal year 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0 for both years.

Tax Fees

Aggregate fees billed in fiscal year 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0 for both years.

All Other Fees

Aggregate fees billed in fiscal year 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above: $0 for both years.

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

GOLDEN VALLEY DEVELOPMENT, INC.

Date: March 26, 2007	By:	/s/ H. Arthur Davis
H. Arthur Davis
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2007	By:	/s/ H. Arthur Davis
H. Arthur Davis
President and a Director

Date: March 26, 2007	By:	/s/ Annette Davis
Annette Davis
Treasurer, Controller and a Director