Form 10QSB
period 2007-03-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2007-05-14
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT  For the transition period from ________to ____________

Commission file number 000-51637

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue #130
Bakersfield, CA 93301
(661) 327-0067

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Golden Valley Development Inc. outstanding as of May 7, 2007: 40,000,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC.
BALANCE SHEETS
(unaudited)

	March 31, 2007	December 31, 2007
ASSETS

Cash	$30,411	$89,381
Accounts receivable	19,372	-
Prepaid income taxes	1,780	1,180

Total assets	$51,563	$90,561

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$21,220	$-

Long term liabilities
Note payable to related party	50,000	110,000

Total liabilities	71,220	110,000

Stockholders’ deficit
Common Stock; $.001 par value;75,000,000 shares authorized
40,000,000 issued and outstanding	40,000	40,000
Additional paid-in-capital	(19,719)	(22,109)
Accumulated deficit	(39,938)	(37,330)
Total stockholders' deficit	(19,657)	(19,439)

Total liabilities and stockholders' deficit	$51,563	$90,561

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,

	2007	2006

Revenue	$6,621	$2,455

Operating expenses
General & administrative	8,003	11,212
Interest expense	1,226	882

Net Loss	$(2,608)	$(9,639)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	40,000,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (2,608)	$ (9,639)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	1,164	1,164
Imputed interest expense	1,226
Changes in:
Accounts receivable	(19,372)	(40,545)
Prepaid expenses	(600)	(600)
Accounts payable and accrued expenses	21,220	882

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,030	(48,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	437,850	173,000
Payments on note payable to related party	(497,850)	(145,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(60,000)	28,000

Net change in cash	(58,970)	(20,738)
Cash balance at beginning of the period	89,381	45,626
CASH BALANCE AT END OF PERIOD	$ 30,411	$ 24,888

Supplemental Disclosures:
Taxes paid	$ -	$ -
Interest paid	-	-

Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Valley Development, Inc. (“GVD”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in GVD's 2006 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the first quarter of 2007, Golden Valley Development, Inc. borrowed $437,850 from a related party. The notes carried interest at 5% per annum and were due February 1, 2009. Also during the first quarter of 2007, Golden Valley made note payments of $497,850. The outstanding balance on these notes to a related party was $50,000 at March 31, 2007.

As of March 31, 2007, GVD had accrued interest of $1,226 on its related party notes. Adavco, Inc. agreed to waive the accrued interest on the notes payable. The total amount of $1,226 in accrued interest was re-classified to additional paid in capital due to Adavco being a related party.

Item 2. Managements Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months - through October of 2007. In addition, Adavco has provided temporary funding to support certain broker transactions. During the first quarter, Golden Valley Development borrowed $437,850 from Adavco, and made cash payments of $497,850. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of March 31, 2007, our cash on hand was $30,411.

Results of Operations

In February of 2007, Adavco, Inc. loaned us $202,850 to complete two transactions. This loan was due on February 1, 2009, but was repaid in full during the quarter.

On January 17 We completed a transaction where we brokered the purchase and sale of heifers and bulls for an aggregate sales price of 240,986, and we recognized a net broker fee of 2,386.

On February 1, we completed two transactions where we brokered the purchase and sale of 178 heifers. The heifers were sold for an aggregate sales price of $203,762, and we recognized a net broker fee of $2,029.

During the quarter ended March 31, 2007, we raised our brokerage fee from 1% to 3%. The new broker fee will be applied to all new transactions, including the two transactions initiated in the second quarter.

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

As of March 31 2007, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc (Registrant)

Date April 24, 2007	By:	/s/ Annette Davis
Annette Davis
Director, Treasurer and Principal Financial Officer
.

Date April 24, 2007	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary and Principal Executive Officer