Form 10QSB
period 2007-06-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2007-08-09
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT For the transition period from ________to ____________

Commission file number 0001345294

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Cash	$198,085	$89,381
Accounts Receivable
Prepaid Income Taxes	400	1,180

Total Assets	$198,485	$90,561

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities - Related Party	$216,800	$110,000

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000
shares authorized 40,000,000 issued
and outstanding at December 31, 2006	40,000	40,000
Additional paid-in-capital	(17,498)	(22,109)
Accumulated deficit	(40,817)	(37,330)
Total Stockholders' Deficit	(18,315)	(19,439)

Total Liabilities and Stockholders' Deficit	$198,485	$90,561

GOLDEN VALLEY DEVELOPMENT, INC
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(unaudited)

	Three Months		Six Months
	2007	2006	2007	2006

Revenue	$5,099	$926	$11,720	3,381

Operating Expenses
General & Administrative	4,922	8,208	12,925	19,420
Interest Expense	1,057	1,152	2,283	2,034
Net Loss	$(880)	$(8,434)	$(3,488)	$(18,073)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,488)	$(18,073)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	2,328	2,328
Imputed interest expense	2,283	-
Changes in:
Accounts Receivable		2,380
Prepaid Taxes	781	(400)
Accrued Expenses		2,034

NET CASH USED IN OPERATING ACTIVITIES	1,904	(11,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	604,650	253,000
Payments on note payable to related party	(497,850)	(253,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	106,800	-

NET CHANGE IN CASH	108,704	(11,731)
Cash balance, beginning of the period	89,381	45,626
Cash balance, end of the period	$198,085	$33,895

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	-	-

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

NOTE 2 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, GVD borrowed $604,650 from a related party.  The notes carried interest at 5% per annum and are due two years from the date of issuance.  During the six months ended June 30, 2007, GVD made note payments of $497,850 to reduce this balance.

During the six months ended June 30, 2007, GVD imputed interest of $2,283 on its related party notes as a contribution to capital due to Adavco, Inc. agreeing to waive interest on the notes payable.

Item 2. Managements Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months – through October of 2007. In addition, Adavco has provided temporary funding to support certain broker transactions. During the second quarter, Golden Valley Development borrowed $166,800 from Adavco. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of June 30, 2007, our cash on hand was $198,085.

Results of Operations

In June of 2007, Adavco, Inc. loaned us $166,800 to complete one transaction. This loan was due on June 11, 2009, and was repaid in full in July 2007.

On June 13th we completed a transaction where we brokered the purchase and sale of heifers and bulls for an aggregate sales price of $171,804 and we recognized a net broker fee of $5,004.

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

We have only one class of securities – our Common Stock.

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

As of June 30 2007, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc. (Registrant)

Date June 30, 2007	By:	/s/ Annette Davis
Annette Davis
Director, Treasurer and Principal Financial Officer

Date June 30, 2007	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary and Principal Executive Officer