Form 10QSB
period 2007-09-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2007-11-09
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number 0001345294

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X} No [ ]

Number of shares of common stock of Golden Valley Development Inc. outstanding as of September 30, 2007: 40,000,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC
BALANCE SHEETS
September 30, 2007 and December 31,2006
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash	$30,234	$89,381
Prepaid Income Taxes	200	1,180

Total Assets	$30,434	$90,561

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Interest to Related Party	$715	$-
Total Current Liabilities	715	-

Long Term Liabilities
Note Payable to Related Party	50,000	110,000
Total Long Term Liabilities	50,000	110,000

Total Liabilities	50,715	110,000

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000
shares authorized 40,000,000 issued
and outstanding at September 30, 2007 and December 31, 2006	40,000	40,000
Additional paid-in-capital	(16,333)	(22,109)
Accumulated deficit	(43,948)	(37,330)
Total Stockholders' Deficit	(20,281)	(19,439)

Total Liabilities and Stockholders' Deficit	$30,434	$90,561

GOLDEN VALLEY DEVELOPMENT, INC
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006

Revenue	$2,014	$844	$13,734	$4,225

Operating Expenses
General & Administrative	4,427	4,292	17,333	23,712
Interest Expense	715	664	2,998	2,698
Total Operating Expenses	5,142	4,956	20,331	26,410

Loss before provision (benefit) for income taxes	(3,128)	(4,112)	(6,597)	(22,185)

Provision for income taxes			20	-

Net Loss	$(3,128)	$(4,112)	$(6,617)	$(22,185)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,617)	$(22,185)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	3,492	3,492
Imputed interest expense	2,283	5,819
Changes in:
Accounts Receivable	-	(72,864)
Prepaid Taxes	980	(200)
Accrued Expenses	715	(3,121)

NET CASH USED IN OPERATING ACTIVITIES	853	(89,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	644,650	303,000
Payments on note payable to related party	(704,650)	(253,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(60,000)	50,000

NET CHANGE IN CASH	(59,147)	(39,059)
Cash balance, beginning of the period	89,381	45,626
Cash balance, end of the period	$30,234	$6,567

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	-	-

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

NOTE 2 – RELATED PARTY TRANSACTIONS

During the nine months ended September, 2007, GVD borrowed $644,650 from a related party.  The notes carried interest at 5% per annum and are due two years from the date of issuance.  During the nine months ended September 30, 2007, GVD made note payments of $704,650 to reduce this balance.

During the six months ended June 30, 2007, GVD imputed interest of $2,283 on its related party notes as a contribution to capital due to Adavco, Inc. agreeing to waive interest on the notes payable. Starting July 1, 2007 interest will no longer be forgiven by Adavco Inc. During the third quarter of 2007 GVD accrued $715 in interest on its related party notes.

Item 2. Managements Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months – through October of 2007. In addition, Adavco has provided temporary funding to support certain broker transactions. During the third quarter, Golden Valley Development borrowed $40,000 from Adavco. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of September 30, 2007, our cash on hand was $30,234.

Results of Operations

In September of 2007, Adavco, Inc. loaned us $40,000 to complete one transaction. This loan was due on September 4, 2009, and was repaid in September 2007.

On September 4 we completed a transaction where we brokered the purchase and sale of Hay for an aggregate sales price of $69,139 and we recognized a net broker fee of $2,013.

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

As of September 30 2007, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc. (Registrant)

Date September 30, 2007	By:	/s/ Annette Davis
Annette Davis
Director, Treasurer and Principal Financial Officer

Date September 30, 2007	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary and Principal Executive Officer