Form 10QSB/A
period 2007-06-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2007-12-27
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ x ]

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

Golden Valley Development, Inc. (Registrant)

Date December 27, 2007	By:	/s/ Annette Davis
Annette Davis
Director, Treasurer and Principal Financial Officer

Date December 27, 2007	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary and Principal Executive Officer