Form 10KSB
period 2007-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2008-03-13
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

Common Stock, $0.001 par value registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes___No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto.X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No X

Revenues for our most recent fiscal year:   $14,533

Number of shares outstanding of our only class of common equity, as of March 5, 2008: 42,400,000

Transitional Small Business Disclosure Format (check one): Yes ___; No X

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

The business purpose of the spin-off was to separate three distinct, disparate business plans so that different, separate entities could focus on each business plan. Prior to the spin-off, there was a parent company – Fresh Veg – and two subsidiaries. We were one of the two subsidiaries. Our business plan is for a brokerage firm that specializes in buying commodities such as fresh fruits, vegetables and hay and re-selling them, as we describe below. The business plan belonging to the other former subsidiary of Fresh Veg, Pebble Beach Enterprises, was for the development and re-sale of real estate. Our then-parent company had planned on acquiring a third subsidiary which had certain technologies designed to assist medical insurance companies in securely receiving hospital data. Therefore, it was determined that three business plans – each requiring vastly different types of energy, talent and resources to operate – was too dispersing to be operated by one conglomerate, and so the two subsidiaries, Pebble Beach and Golden Valley, were spun off.

Subsequent to our being spun off from Fresh Veg, Fresh Veg changed its name to Tiger Team Technologies, Inc. officially on August 16, 2004, in order to better reflect the change in its business from a vegetable broker business – which is the business we inherited – to a company that dealt with certain technologies designed to assist medical insurance companies in securely receiving hospital data.

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

The main competitive factor in our industry, however, does not come from other brokers, but from the changing nature of the industry. As farms become larger, they become more able to offer the same type of discounts to buyers that we can. Our advantage remains that we inspect all produce before it ships, and so ensure high quality produce, which is also an advantage over our competitors who, in the experience of Art and Annette Davis, have never inspected the produce being shipped or even were physically present during any part of the shipping process; however, our challenge is always to find more small, “niche” farmers and more “niche” buyers, such as for organic produce, unusual produce, hay and other niches.

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

We have no major customers yet; our three customers so far have been ERE Sheep Company, M&E Farms and Diamond Cattle Company. However, major customers that have transacted business with Art and/or Annette Davis – our management team – in the past include Tops Supermarkets, Bi-Lo Supermarkets and Giant Foods.

Research and Development.                                      We spent no money on research and development in the last two and a half years, relying instead on the experience of our management team, Art and Annette Davis, to make any amendments to our business or marketing plans.

Employees.                                 We have no formal employees. Instead, our two management personnel – Art and Annette Davis – each dedicate 5-20 hours per week to conduct the business and prepare all requisite administration, including this filing.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer, or chief accounting officer, determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock

We may experience a decrease in market demand or a supply disruption due to uncertain economic conditions in the United States market, including as a result of the concerns of terrorism, war and social and political instability.

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

The common stock is not currently traded

Part II

Item 6.  Management’s Discussion and Analysis

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

The following discussion and analysis contains certain statements that may be deemed “forward-looking statements”. All statements, other than statements of historical fact, that address events or developments that we expect to occur, are forward-looking statements. Forward-looking statements are statements that are not historical facts and are generally, but not always, identified by the words “expects”, “plans”, “anticipates”, “believes”, “intends”, “estimates”, “projects”, “potential” and similar expressions, or that events or conditions “will”, “would”, “may”, “could” or “should” occur.

Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause the actual results to differ materially from those in forward-looking statements include: failure to successfully negotiate or subsequently close such transactions, inability to obtain required shareholder or regulatory approvals, and general economic, market or business conditions. Investors are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. Forward-looking statements are based on the beliefs, estimates and opinions of management on the date the statements are made. We undertake no obligation to update these forward-looking statements in the event that managements beliefs, estimates or opinions, or other factors, should change. ’

Liquidity and Cash Requirements.                                          Adavco Inc., a corporation owned jointly by Art and Annette Davis, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months – through October of 2007. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of December 31, 2007, our cash on hand was $13,200.

Results of operations.                                            In 2007, we brokered 8 transactions, primarily related to cattle and other agricultural products, and recorded net revenues of $14,533. We incurred general and administrative expenses of $38,950, primarily related to accounting fees and rent expense. In addition, we incurred $3,629 of interest expense.

For the year we saw an increase in revenues as compared to 2006. We also increased our commission fee from 1% to 3% on all transactions and feel that this will lead to increased revenues for the company.  We  will continue with our strategic plan of servicing our current set of customers as well as working to obtain new ones.

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

Generation of revenues.                                       We act as a broker between farms and wholesale buyers. In some cases, we broker products between two farms. For example, we may purchase alfalfa hay from one farm and sell it to a cattle farm. We generate net revenue form the margin between selling price and the buying price.

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

Our management team, Art and Annette Davis, has formed many partnerships, alliances and contacts while operating as produce brokers for the past 25 years. These business relationships provide an enormous base of resources from which we can operate.  Most of our brokerage deals will start – as they have with our one transaction we have completed so far - with our management team’s large client base that we hope will contract with us to locate, purchase and deliver various commodities for them.

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

In late December, 2007, Golden Valley management began drawing up future plans for separating out the cattle business versus all the other commodities that it brokers and incorporated a wholly-owned subsidiary. Central Valley Commodity Brokers Inc. is the vehicle for which that business plan could be perused.

Management felt that the potential market for cattle is so great that a more targeted website and marketing material is absolutely essential to growing the business.  The goal is to clearly separate the two business with Central Valley Focusing on brokering cattle and Golden Valley focusing on brokering all other commodities.  Management felt that the easiest way to do this was to have two separate entities.  Management was concerned that as the cattle business started to grow that potential clients would view Golden Valley as primarily a hay broker and not be taken seriously as a cattle broker. Management felt that potential cattle clients want to feel like they are doing business with an expert in the cattle business and not just some company that broker a little bit of everything. Management has come to realize that brokering cattle is a somewhat tight community and to truly be taken serious the business needs to be separated out.  Currently there is no business activity in Central Valley Commodity Brokers Inc.

With a separate subsidiary, Central Valley Commodity Brokers can focus solely on growing the cattle brokering business.  The goal would be to expand on the current business contacts that have been formed over the last couple of years.  With the subsidiary in place management feels that it will be able to accurately capitalize on all future potential opportunities.

Item 7.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Golden Valley Development, Inc.
Bakersfield, California

We have audited the accompanying consolidated balance sheet of Golden Valley Development, Inc. as of December 31, 2007 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of Golden Valley Development, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Golden Valley is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Golden Valley’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Valley Development, Inc. as of December 31, 2007 and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Golden Valley Development, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Golden Valley Development, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
March 5, 2008

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Cash	$13,200
Total current assets	$13,200

LIABILITIES & STOCKHOLDERS’ DEFICIT

LIABILITIES
Accrued Interest	$1,342
Note payable to related party	50,000
Total liabilities	51,342

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares
authorized, 42,400,000 shares issued and outstanding	42,400
Additional paid-in capital	(15,166)
Accumulated deficit	(65,376)
TOTAL STOCKHOLDERS’ DEFICIT	(38,142)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$13,200

See summary of significant accounting
policies and notes to financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
Revenue	$14,533	$5,058

General &
Administrative expenses	38,950	27,158
Interest expense	3,629	3,514
Total expenses	(42,579)	(30,672)
Net Loss	$(28,046)	$(25,614)
Basic and diluted net
loss per share	$(0.00)	$(0.00)

Weighted average
shares outstanding	41,000,000	40,000,000

See summary of significant accounting
policies and notes to financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-in	Retained
	Shares	$	Capital	Earnings	Totals
Balances,
December 31, 2005	40,000,000	$40,000	$(33,399)	$(11,716)	$(5,115)

Contributions of:
-forgiveness of
accrued interest	-	-	3,121	-	3,121
-rent expense	-	-	4,660	-	4,660
-imputed interest	-	-	3,509	-	3,509

Net loss	-	-	-	(25,614)	(25,614)
Balances,
December 31, 2006	40,000,000	40,000	(22,109)	(37,330)	(19,439)

Contributions of:
-rent expense	-	-	4,658	-	4,658
-imputed interest	-	-	2,285	-	2,285

Shares issued
for services	2,400,000	2,400	-	-	2,400

Net loss	-	-	-	(28,046)	(28,046)
	42,400,000	$42,400	$(15,166)	$(65,376)	$(38,142)

See summary of significant accounting
policies and notes to financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and December 31, 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,046)	$(25,614)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent and interest expense	6,943	11,290
Stock issued for services	2,400	-
Changes in:
Prepaid and other current assets	1,180	1,200
Accrued expenses	1,342	(3,121)
NET CASH USED IN OPERATING ACTIVITIES	(16,181)	(16,245)
NET FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	644,650	60,000
Payments on loan from related party	(704,650)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(60,000)	60,000
NET CHANGE IN CASH	(76,181)	43,755
Cash balance, beginning of the period	89,381	45,626
Cash balance, ending of the period	$13,200	$89,381
Supplemental disclosures:
Taxes paid	$-	$-
Interest paid	-	-
See summary of significant accounting
policies and notes to financial statements.

Golden Valley Development, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Golden Valley Development, Inc. (“Golden Valley”) was incorporated in Nevada on July 26, 2004. Golden Valley is a commodities broker.  In late December, 2007, Golden Valley incorporated a wholly-owned subsidiary, Central Valley Commodity Brokers Inc.  The subsidiary had no assets, liabilities or operations as of December 31, 2007.

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

Advertising. In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of Golden Valley are charged to operations as incurred. Advertising expense for two years ended  December 31, 2007 and 2006 was $0.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Golden Valley incurred recurring net losses for the years ended December 31, 2007 and 2006, has an accumulated deficit and a working capital deficit as of December 31, 2007.  These conditions raise substantial doubt as to Golden Valley’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if Golden Valley is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

On October 1, 2004, Golden Valley entered into an unsecured note agreement with a company controlled by Golden Valley’s majority shareholder. This note, which carried no interest rate, was repaid in 2006. Interest was imputed at 5%. Accrued interest of $3,121 owed to the related party was forgiven in 2006 and accounted for as a contribution to capital.

During 2006, Golden Valley entered into four similar unsecured notes with the same related party. These notes, dated May 14, 2006, May 5, 2006, September 25, 2006 and December 26, 2006, were unsecured and carried no interest rate. The principal amounts borrowed under these notes were $173,000, $80,000, $50,000 and $60,000, respectively. These loans were primarily used in the operations to purchase products. The $173,000 and $80,000 notes were repaid during 2006 from the proceeds received in a brokering arrangement and the remaining notes were repaid during 2007.

During 2007, Golden Valley entered into 5 similar notes with the same related party. These notes dated January, 12 2007, January 17, 2007, February 2, 2007, June 11, 2007, and September 4, 2007 were unsecured and carried an interest rate of 5%. The principal amounts were $7,000, $228,000, $202,850, $166,800 and $40,000.  These loans were primarily used in the operations to purchase products. The $7,000, $228,000 and $202,850 notes were repaid during the year from the proceeds received in a brokering arrangement.  All of the notes except for $10,000 of the $166,800 loan and the entire $40,000 loan were repaid in 2007.  The loan interest on the notes for $7,000, $228,000, $202,850 was imputed at 5%. The loan interest on the notes for $166,800 and $40,000 has an interest rate of 5%

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,658 and $4,660 of rent expense for the years ended December 31, 2007 and  2006, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

NOTE 4 - INCOME TAXES

Golden Valley uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2007 Golden Valley incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $40,000 at December 31, 2007, and will expire in the year 2027.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$6,000
Less: valuation allowance	(6,000)

Net deferred tax asset	$-

NOTE 5 - COMMITMENTS

At December 31, 2007, Golden Valley had no commitments other than those recorded on the balance sheet or disclosed in the accompanying notes.

NOTE 6 – MAJOR CUSTOMERS

All 2007 revenues were from 2 customers.

NOTE 7 – COMMON STOCK

In 2007, Golden Valley issued 2,400,000 shares valued at $2,400 for consulting services.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Golden Valley’s management is responsible for establishing and maintaining adequate control over financial reporting for Golden Valley, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Golden Valley’s management, including our principal executive and principal financial officers, Golden Valley conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2007

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
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

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Annette Davis, 53, director and treasurer – elected to directorship and office on July 26, 2004 to serve for one year; re-elected to both positions on July 26, 2005 for additional one-year term.

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

Art Davis, 56, director, president and secretary – elected to directorship and offices on July 26, 2004 to serve for one year; re-elected to all positions on July 26, 2005 for additional one-year term.

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
Director, President and Secretary
c/o Golden Valley Development, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

1 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

2 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

3 There are no shares which the listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations or instruments.

Item 12.  Certain Relationships and Related Transactions.

On October 1, 2004, Golden Valley entered into an unsecured note agreement with a company controlled by Golden Valley’s majority shareholder. This note, which carried no interest rate, was repaid in 2006. Accrued interest of $3,121 owed to the related party was forgiven in 2006 and accounted for as a contribution to capital.

During 2006, Golden Valley entered into four similar unsecured notes with the same related party. These notes, dated May 14, 2006, May 5, 2006, September 25, 2006 and December 26, 2006, were unsecured and carried no interest rate. The principal amounts borrowed under these notes were $173,000, $80,000, $50,000 and $60,000, respectively. These loans were primarily used in the operations to purchase products. The $173,000 and $80,000 notes were repaid during 2006 from the proceeds received in a brokering arrangement and the remaining notes were repaid during 2007.

During 2007, Golden Valley entered into 5 similar notes with the same related party. These notes dated January, 12 2007, January 17, 2007, February 2, 2007, June 11, 2007, and September 4, 2007 were unsecured and carried an interest rate of 5%. The principal amounts were $7,000, $228,000, $202,850, $166,800 and $40,000.  These loans were primarily used in the operations to purchase products. The $7,000, $228,000 and $202,850 notes were repaid during the year from the proceeds received in a brokering arrangement.  All of the notes except for $10,000 of the $166,800 loan and the entire $40,000 loan were repaid in 2007.  The loan interest on the notes for $7,000, $228,000, $202,850 was imputed at 5%. The loan interest on the notes for $166,800 and $40,000 has an interest rate of 5%

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,658 and $4,660 of rent expense for the year ended December 31, 2007 and 2006 respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

We have no parent companies.

The names of our promoters are as follows:

Fresh Veg Broker.com, Inc., a Nevada corporation

H. Arthur Davis

Annette Davis

Item 13.  Index to Exhibits.
Index No.                       Description

Exhibit 3.1	Item 601(b)(3)(i)	Articles of Incorporation*

Exhibit 3.2	Item 601(b)(3)(ii)	Bylaws*

Exhibit 14	Item 601(b)(14)	Code of ethics (attached)

Exhibit 31.1	Item 601(b)(31)	Rule 13a-14(a)/15d-14(a) Certifications (attached)

Exhibit 31.2	Item 601(b)(31)	Rule 13a-14(a)/15d-14(a) Certifications (attached)

Exhibit 32.1	Item 601(b)(32)	Section 1350 (attached)

Exhibit 32.2	Item 601(b)(32)	Section 1350 (attached)

*	These exhibits are hereby incorporated by reference to our Registration Statement on Form 10-SB filed November 29, 2005. File No. 0-51637.

There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Aggregate fees billed for fiscal year 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $18,000 and $16,746, respectively.

Audit-Related Fees

Aggregate fees billed in fiscal year 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0 for both years.

Tax Fees

Aggregate fees billed in fiscal year 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0 for both years.

All Other Fees

Aggregate fees billed in fiscal year 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above: $0 for both years.

Golden Valley’s audit committee’s pre-approval policy is to retain the services of a professional accountant only once the threshold established by Rule 2-01 of Regulation S-X has been met.

The audit committee’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met.

Signatures

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN VALLEY DEVELOPMENT, INC

Date: March 13, 2008	By:	/s/ H. Arthur Davis
H. Arthur Davis
President

.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2008	By:	/s/ H. Arthur Davis
H. Arthur Davis
President and a Director

.

Date: March 13, 2008	By:	/s/Annette Davis
Annette Davis
Treasurer, Controllerand a Director

.