Form 10-Q
period 2008-03-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2008-05-15
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number 0001345294

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxtun Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Number of shares of common stock of Golden Valley Development Inc. outstanding as of May 7, 2008: 42,400,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS March 31, 2008 and December 31, 2007
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Cash	$4,226	$13,200
Prepaid expenses	600	-
Total Assets	$4,826	$13,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1420	$-
Accrued Interest – Related Party	1,969	1,342
Total Current Liabilities	3,389	1,342

Long Term Liabilities
Note Payable to Related Party	50,000	50,000
Total Liabilities	53,389	51,342

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000 shares authorized
42,400,000 shares issued and outstanding	42,400	42,400
Additional paid-in-capital	(14,005)	(15,166)
Accumulated deficit	(76,958)	(65,376)
Total Stockholders' Deficit	(48,563)	(38,142)

Total Liabilities and Stockholders' Deficit	$4,826	$13,200

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2008 and 2007
(unaudited)
	Three Months
	2008	2007

Revenue	$-	$6,621

Operating Expenses
General & Administrative	10,959	8,003
Interest Expense – Related Party?	623	1,226
Total Operating Expenses	11,582	9,229

Net Loss	$(11,582)	$(2,608)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	42,400,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2008 and 2007
(unaudited)
	Three months ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,582)	$(2,608)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Imputed rent expense	1,164	1,164
Imputed interest expense	-	1,226
Changes in:
Accounts Receivable	-	(19,372)
Prepaid and other current assets	(600)	(600)
Accrued Expenses	624	21,220
Accounts Payable	1,420	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,974)	1,030

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	-	437,850
Payments on note payable to related party	-	(497,850)

NET CASH USED IN FINANCING ACTIVITIES	-	(60,000)

NET CHANGE IN CASH	(8,974)	(58,970)
Cash balance, beginning of the period	13,200	89,381
Cash balance, end of the period	$4,226	$30,411

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	-	-

GOLDEN VALLEY DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Golden Valley Development, Inc. (“GVD”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in GVD's 2007 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007, as reported in the Form 10-KSB, have been omitted.

Note 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, GVD had an accumulated deficit as of March 31, 2008 and no revenues for the three months ended March 31, 2008. These conditions raise substantial doubt as to GVD’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if GVD is unable to continue as a going concern.

Item 2. Managements Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 48 months – through October of 2008. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of March 31, 2008, our cash on hand was $4,226.

Results of Operations

During the quarter ended March 31, 2008, we completed no transactions. The decrease in revenues is a result of our current clients not making any purchases during the quarter. We will continue to pursue new clients so that we can have more stable revenues in the future.

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

Item.3 Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures.

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

As of March 31 2008, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4T    Controls and Procedures

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

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

Golden Valley Development, Inc. (Registrant)

Date May 14, 2008	By:	/s/ Annette Davis
Annette Davis
Director, Treasurer and Principal Financial Officer

Date May 14, 2008	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary and Principal Executive Officer