Form 10-Q
period 2008-09-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2008-11-14
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT For the transition period from ________to ____________

Commission file number 0001345294

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxtun Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Number of shares of common stock of Golden Valley Development Inc. outstanding as of November 5, 2008: 42,400,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Transitional Small Business Disclosure Format (Check One): Yes ☐ No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Cash	$2,673	13,200
Prepaid State Taxes	200	-

Total Assets	$2,873	$13,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$200	$-
Accrued Interest	3,287	1,342
Note Payable to Related Party	56,000	50,000
Total Liabilities	59,487	51,342

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000
shares authorized 42,400,000 issued
and outstanding, respectively	42,400	42,400
Additional paid-in-capital	(11,677)	(15,166)
Accumulated deficit	(87,337)	(65,376)
Total Stockholders' Deficit	(56,614)	(38,142)

Total Liabilities and Stockholders' Deficit	$2,873	$13,200

GOLDEN VALLEY DEVELOPMENT, INC
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007

Revenue	$-	$2,014	$-	$13,734

Operating Expenses
General & Administrative	6,291	4,427	20,019	17,333
Interest Expense	682	715	1,942	2,998
Total Expenses	6,973	5,142	21,961	20,331

Loss before provision for income taxes	(6,973)	(3,128)	(21,961)	(6,597)

Provision for income taxes			-	20

Net Loss	$(6,973)	$(3,128)	$(21,961)	$(6,617)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	42,400,000	40,000,000	42,400,000	40,000,000

GOLDEN VALLEY DEVELOPMENT, INC
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,961)	$(6,617)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	3,492	3,492
Imputed interest expense	-	2,283
Changes in:
Accounts Payable	(200)	-
Prepaid State Taxes	200	980
Accrued Expenses	1,942	715

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,527)	853

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	6,000	644,650
Payments on note payable to related party	-	(704,650)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	(60,000)

NET CHANGE IN CASH	(10,527)	(59,147)
Cash balance, beginning of the period	13,200	89,381
Cash balance, end of the period	$2,673	$30,234

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	-	-

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

Note 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, GVD had an accumulated deficit as of September 30, 2008 and no revenues for the three months ended September 30, 2008. These conditions raise substantial doubt as to GVD’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if GVD is unable to continue as a going concern.

Item 2. Managements Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 48 months – through October of 2008. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of September 30, 2008, our cash on hand was $2,673.

Results of Operations

During the quarter ended September 30, 2008, we completed no transactions. The decrease in revenues is a result of our current clients not making any purchases during the quarter. We will continue to pursue new clients so that we can have more stable revenues in the future.

Industry Trends. A

s we discussed above, there is a growing trend in our industry which is of concern to us. As farms grow and consolidate, they become better able to negotiate sales directly with the buyers, since the farms now have the sufficient quantity to satisfy most buyers.

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

As of September 30 2008, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc. (Registrant)

Date November 12, 2008	By:	/s/ Annette Davis
Annette Davis
Director, Treasurer and Principal Financial Officer

Date November 12, 2008	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary and Principal Executive Officer