Form 10-K
period 2008-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2009-03-25
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

Common Stock, $0.001 par value registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment thereto. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Revenues for our most recent fiscal year:   $816.00

Number of shares outstanding of our only class of common equity, as of March 5, 2009: 42,400,000

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

TABLE OF CONTENTS

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

Because we currently operate exclusively intra-state, we are not subject to federal agricultural regulations as a broker; specifically we are not covered under the United States Perishable Agricultural Commodities Act, abbreviated as “PACA”. However, as we expand into interstate deals, we would need to receive a license from the U.S. Department of Agriculture as a “broker”, defined by PACA in part as: “any person engaged in the business of negotiating sales and purchases of any perishable agricultural commodity in interstate or foreign commerce for or on behalf of the vendor or the purchaser, respectively…”. Receiving the license entails filling out a relatively simple application and paying a $550 annual fee. Licenses are granted fairly automatically unless the applicant has had a license revoked in the past or been otherwise found in violation of PACA or its regulations in the past. Maintaining a license would principally involve making sure we pay our farmers on time. If we are late in paying farmers, our license may be suspended by the U.S. Department of Agriculture. Since our business model includes the receipt of monies from the buyer before the farmers deliver the product, it is very unlikely we would have trouble maintaining our license.

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

Research and Development.  We spent no money on research and development in the last three and a half years, relying instead on the experience of our management team, Art and Annette Davis, to make any amendments to our business or marketing plans.

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

Item 2.  Description of Property.

Our principal office is a rented space in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California provided to us at no charge by our majority shareholder.

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

Liquidity and Cash Requirements.  Adavco Inc., a corporation owned jointly by Art and Annette Davis, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months – through October of 2008. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of December 31, 2008, our cash on hand was $446.

Results of operations.  In 2008, we brokered 1 transaction, primarily related to cattle, and recorded net revenues of $816.  We incurred general and administrative expenses of $24,274, primarily related to accounting fees and rent expense. In addition, we incurred $2,663 of interest expense.

For the year we saw a decrease in revenues as compared to 2007. The decrease can be directly related to the price of dairy dropping which has affected the price of cattle.  Because of the low price of milk, if a dairyman’s cow is not producing  at 100 percent they will immediately sell the cow for beef which has added a lot of supply to the beef and cattle industry. We  will continue with our strategic plan of servicing our current set of customers as well as working to obtain new ones. We have recently attempted to broker different commodities that we typically in the past have not brokered.

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

Item 7.  Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Golden Valley Development, Inc.
Bakersfield, California

We have audited the accompanying consolidated balance sheets of Golden Valley Development, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of Golden Valley Development, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Valley Development, Inc. as of December 31, 2008 and 2007 and the results of operations, stockholders’s (deficit), and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
March 4, 2009

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007

	12/31/2008	12/31/2007
ASSETS

Cash	$446	$13,200

Total Assets	$446	$13,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$45	$-
Accrued Interest	4,008	1,342
Note Payable to Related Party	56,000	50,000
Total Current Liabilities	60,053	51,342

Stockholders’ Deficit

Common Stock; $.001 par value; 75,000,000 shares authorized, 42,400,000 issued and outstanding	42,400	42,400
Additional Paid-in-Capital	(10,510)	(15,166)
Accumulated Deficit	(91,497)	(65,376)
Total Stockholders' Deficit	(59,607)	(38,142)

Total Liabilities and Stockholders' Deficit	$446	$13,200

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenue	$816	$14,533

Operating Expenses
General & Administrative	24,274	38,950
Interest Expense	2,663	3,629
Total Operating Expenses	26,937	42,579

Net Loss	$(26,121)	$(28,046)

Basic and diluted net (loss) per common share	(0.00)	(0.00)

Basic and diluted weighted average number of
common shares outstanding	42,400,000	41,000,000

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the Years Ended December 31, 2008 and December 31, 2007

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit
	Shares	$			Totals

Balances at 12/31/06	40,000,000	$40,000	$(22,109)	$(37,330)	$(19,439)

Imputed rent			4,658		4,658
imputed interest			2,285		2,285

Shares issued for services	2,400,000	2,400			2,400

Net loss				(28,046)	(28,046)

Balances at12/31/07	42,400,000	42,400	(15,166)	(65,376)	(38,142)

Imputed rent			4,656		4,656

Net loss				(26,121)	(26,121)

Balances at 12/31/08	42,400,000	$42,400	$(10,510)	$(91,497)	$(59,607)

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and December 31, 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,121)	$(28,046)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent and interest expense	4,656	6,943
Stock issued for services	-	2,400
Changes in:
Accounts Payable	45	-
Prepaid and Other Current Assets	-	1,180
Accrued Expenses	2,666	1,342

NET CASH USED IN OPERATING ACTIVITIES	(18,754)	(16,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	33,500	644,650
Payments on note payable to related party	(27,500)	(704,650)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,000	(60,000)

NET CHANGE IN CASH	(12,754)	(76,181)
Cash balance, beginning of the period	13,200	89,381
Cash balance, end of the period	$446	$13,200

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	-	-

Golden Valley Development, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Golden Valley Development, Inc. (“Golden Valley”) was incorporated in Nevada on July 26, 2004. Golden Valley is a commodities broker. In late December, 2007, Golden Valley incorporated a wholly-owned subsidiary, Central Valley Commodity Brokers Inc.  The subsidiary had no assets, liabilities or operations as of December 31, 2008.

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

Income Taxes. Golden Valley recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Golden Valley provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss Per Share. Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year.  They include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently Issued Accounting Pronouncements.  Golden Valley does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Golden Valley’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Golden Valley incurred recurring net losses for the years ended December 31, 2008 and 2007, has an accumulated deficit and a working capital deficit as of December 31, 2008.  These conditions raise substantial doubt as to Golden Valley’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if Golden Valley is unable to continue as a going concern.

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

During 2007, Golden Valley entered into 5 similar notes with the same related party. These notes dated January, 12 2007, January 17, 2007, February 2, 2007, June 11, 2007, and September 4, 2007 were unsecured and carried an interest rate of 5%. The principal amounts were $7,000, $228,000, $202,850, $166,800 and $40,000.  These loans were primarily used in the operations to purchase products. The $7,000, $228,000 and $202,850 notes were repaid during the year from the proceeds received in a brokering arrangement.  All of the notes except for $10,000 of the $166,800 loan and the entire $40,000 loan were repaid in 2007.  The loan interest on the notes for $7,000, $228,000, $202,850 was imputed at 5%. The loan interest on the notes for $166,800 and $40,000 has an interest rate of 5%.

During 2008, Golden Valley entered into three similar notes with the same related party.  The notes dated May 29, 2008, August 25, 2008, and December 1, 2008 were unsecured and carried an interest rate of 5%.  The principal amounts were $3,000, $3,000, and $27,500.  These loans were primarily used in the operations to purchase products.  The $27,500 note was repaid during the year from the proceeds received in a brokering arrangement.  The two remaining notes have not been repaid.

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,656 and $4,658 of rent expense for the years ended December 31, 2008 and  2007, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

NOTE 4 - INCOME TAXES

Golden Valley uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2008 Golden Valley incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $60,609 at December 31, 2008, and will expire in the year 2028.

At December 31, 2008, deferred tax assets consisted of the following:

Deferred tax assets

Net operating losses	$9,091
Less: valuation allowance	(9,091)
Net deferred tax asset	$-

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants.

Item 9A.  Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Golden Valley’s management is responsible for establishing and maintaining adequate control over financial reporting for Golden Valley, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Golden Valley’s management, including our principal executive and principal financial officers, Golden Valley conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

Item 11.  Executive Compensation.

None of the officers or directors of Golden Valley is compensated nor has received any compensation, including any options or stock appreciation rights.

We have no employee contracts of any kind.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

We have no equity compensation plans or other arrangements and had none in the fiscal year covered by this Form.

We have only one class of securities – our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis	38,054,331 shares[1]	95.1% of class
Director and Treasurer	Direct ownership
1200 Truxton Avenue #130
Bakersfield, CA 93301

The following represents the security ownership of all members of management:

Annette Davis	38,054,331 shares[2]	95.1% of class
Director and Treasurer	Direct ownership
c/o Golden Valley Development, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Art Davis	0 shares[3]	0% of class
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

Item 13.  Certain Relationships and Related Transactions.

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

During 2007, Golden Valley entered into 5 similar notes with the same related party. These notes dated January, 12 2007, January 17, 2007, February 2, 2007, June 11, 2007, and September 4, 2007 were unsecured and carried an interest rate of 5%. The principal amounts were $7,000, $228,000, $202,850, $166,800 and $40,000.  These loans were primarily used in the operations to purchase products. The $7,000, $228,000 and $202,850 notes were repaid during the year from the proceeds received in a brokering arrangement.  All of the notes except for $10,000 of the $166,800 loan and the entire $40,000 loan were repaid in 2007.  The loan interest on the notes for $7,000, $228,000, $202,850 was imputed at 5%. The loan interest on the notes for $166,800 and $40,000 has an interest rate of 5%.

During 2008, Golden Valley entered into three similar notes with the same related party.  The notes dated May 29, 2008, August 25, 2008, and December 1, 2008 were unsecured and carried an interest rate of 5%.  The principal amounts were $3,000, $3,000, and $27,500.  These loans were primarily used in the operations to purchase products.  The $27,500 note was repaid during the year from the proceeds received in a brokering arrangement.  The two remaining notes have not been repaid.

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,656 and $4,658 of rent expense for the year ended December 31, 2008 and 2007 respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

We have no parent companies.

The names of our promoters are as follows:

Fresh Veg Broker.com, Inc., a Nevada corporation

H. Arthur Davis

Annette Davis

Item 14.  Index to Exhibits.

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

Item 15.  Principal Accountant Fees and Services.

Audit Fees

Aggregate fees billed for fiscal year 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $16,000 and $18,000, respectively.

Audit-Related Fees

Aggregate fees billed in fiscal year 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0 for both years.

Tax Fees

Aggregate fees billed in fiscal year 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0 for both years.

All Other Fees

Aggregate fees billed in fiscal year 2008 and 2007 for products and services provided by the principal accountant, other than the services reported above: $0 for both years.

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

GOLDEN VALLEY DEVELOPMENT, INC.

March 24, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
President and a Director

March 24, 2009	By:	/s/ Annette Davis
Annette Davis
Treasurer, Controller and a Director