Form 10-Q
period 2009-06-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2009-08-11
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________to ____________

Commission file number 0001345294
GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxtun Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Number of shares of common stock of Golden Valley Development Inc. outstanding as of August 11, 2009: 42,400,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC
June 30, 2009 and December 31, 2008
CONSOLIDATED BALANCE SHEETS
(unaudited)
	6/30/2009	12/31/2008
ASSETS

Cash	$1,310	$446
Prepaid Income Taxes	400	-

Total Assets	$1,710	$446

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$113	$45
Accrued Interest	5,586	4,008
Note Payable to Related Party	51,000	56,000
Total Current Liabilities	56,699	60,053

Long Term Liabilities
Note Payable to Related Party	16,000	-
Total Long Term Liabilities
Total Liabilities	72,699	60,053

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000
shares authorized 42,400,000 shares issued
and outstanding	42,400	42,400
Additional Paid-in-Capital	(8,182)	(10,510)
Accumulated Deficit	(105,207)	(91,497)
Total Stockholders' Deficit	(70,989)	(59,607)

Total Liabilities and Stockholders' Deficit	$1,710	$446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
(unaudited)

	Three Months		Six Months
	2009	2008	2009	2008

Revenue	$24	$-	$264	$-

Operating Expenses
General & Administrative	7,673	2,769	12,396	13,728
Interest Expense	816	637	1,578	1,260
Total Operating Expenses	8,489	3,406	13,974	14,988

Net Loss	$(8,465)	$(3,406)	$(13,710)	$(14,988)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	42,400,000	42,400,000	42,400,000	42,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008
(unaudited)

	6/30/09	6/30/08

CASH FLOWS FROM OPERATING ACTIVITIES	$(13,710)	$(14,988)
Net Loss
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	2,328	2,328
Changes in operating assets and liabilities:
Prepaid Income Taxes	(400)	(400)
Accounts payable	68	-
Accrued expenses	1,578	1,260

NET CASH USED IN OPERATING ACTIVITIES	(10,136)	(11,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	16,000	3,000
Payments on note payable to related party	(5,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,000	3,000

NET CHANGE IN CASH	864	(8,800)
Cash balance, beginning of the period	446	13,200
Cash balance, end of the period	$1,310	$4,400

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
Notes to Consolidated Unaudited Financial Statements

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

Note 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, GVD had an accumulated deficit as of June 30, 2009 and minimal revenues for the three and six months ended June 30, 2009. These conditions raise substantial doubt as to GVD’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if GVD is unable to continue as a going concern.

Note 3 – RELATED PARTY

Adavco, Inc. is owned by the President and sole Director of GVD.  On January 26, 2009, Adavco, Inc. provided a $5,000 loan to GVD due January 11, 2011 with a 5 percent interest rate.  On March 5, 2009, Adavco, Inc. provided an additional $8,000 loan to GVD due March 5, 2011 with 5 percent interest. On April 6, 2009, GVD, repaid $5,000 back to Adavco Inc.   On May 27 2009 Adavco, provided GVD with an additional loan of $3,000 at a 5 percent interest rate to be paid back May 27, 2011.  These notes are unsecured.

GVD operates out of Adavco, Inc office; therefore, rent is imputed based on the fair value of the office space.  Imputed rent expense for the six months ended as of June 30, 2009 is $2,328.

Note 4- SUBSEQUENT EVENTS

On July 21, 2009 Adavco provided GVD with an additional loan of $5,000 at 5 percent interest to be due on July 21, 2011. This is an unsecured promissory note.

Item 2. Managements Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 48 months – through October of 2009. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of June 30, 2009, our cash on hand was $1,310.

Results of Operations

During the three months ended June 30, 2009the company had revenue of $24 and operating expenses of $8,489. Operating expenses were comprised of $7,673 of general and administrative expenses and $816 in interest expense. During the comparable three month period ended June 30, 2008, the company had no revenues and operating expenses totaling $3,406. Operating expenses last year were comprised of $2,769 of general and administrative expenses and $1,578 in interest expense. During these tough economic conditions management will continue to try and develop new contacts and create new transactions.

Industry Trends

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

Description of Property

Our principal office is in a dedicated office building at 1200 Truxton Ave., Suite 130 in Bakersfield, California.

We own no real estate nor other property, nor do we invest in real estate.

Plant and Significant Equipment

We do not expect any purchase of any plant or significant equipment assets in the next 12 months.

Number of Employees

Our current number of employees is zero.  We do not expect a significant number in the change of employees in the next 12 months.

Security Ownership of Certain Beneficial Owners and Management

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

As of June 30 2009, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc.
(Registrant)

Date August 10, 2009                                           /s/ Annette Davis
Annette Davis
Director, Treasurer and Principal
Financial Officer

Date August 10, 2009                                          /s/ H. Arthur Davis
H. Arthur Davis
President, Secretary and Principal Executive Officer