Form 10-K/A
period 2008-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2009-08-17
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Item 9A.  Controls and Procedures.

Disclosure Controls

Management, including our Principle Executive Officer and Principle Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Principle Executive Officer and Principle Financial Officerconcluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

We have no equity compensation plans or other arrangements and had none in the fiscal year covered by this Form.

We have only one class of securities – our Common Stock.

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis	38,054,331 shares1	95.1% of class
Director and Treasurer	Direct ownership
1200 Truxton Avenue #130
Bakersfield, CA 93301

The following represents the security ownership of all members of management:

Annette Davis	38,054,331 shares2	95.1% of class
Director and Treasurer	Direct ownership
c/o Golden Valley Development, Inc.
1200 Truxton Avenue #130
Bakersfield, CA 93301

Art Davis	0 shares3	0% of class
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

GOLDEN VALLEY DEVELOPMENT, INC.

August 17, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 17, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
Principal Executive Officer

August 17, 2009	By:	/s/ Annette Davis
Annette Davis
Principle Financial Officer