Form 10-K/A
period 2008-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2009-08-27
CIK 1345294

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

GOLDEN VALLEY DEVELOPMENT, INC.

August 27, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 27, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
Principal Executive Officer

August 27, 2009	By:	/s/ Annette Davis
Annette Davis
Principle Financial Officer Chief Accounting Officer