Form 10-K
period 2009-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2010-03-31
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxton Avenue  #130
Bakersfield, CA  93301
(661) 327-0067

Common Stock, $0.001 par value registered under Section 12(g) of The Securities Exchange Act of 1934

I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment thereto. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Revenues for our most recent fiscal year:  $312.00

Number of shares outstanding of our only class of common equity, as of March 31 2010: 72,400,000

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

Liquidity and Cash Requirements.  Adavco Inc., a corporation owned jointly by Art and Annette Davis, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 36 months – through October of 2008. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. However, our cash requirements will increase significantly if we begin any advertising campaigns, as discussed below in our Marketing subsection. As of December 31, 2009, our cash on hand was $4,060 and the amount owed to Adavco Inc. totaled $77,000.

Results of operations.  In 2009, we brokered 3 transactions, primarily related to cattle, and recorded net revenues of $312.  We incurred general and administrative expenses of $181,874, primarily related to accounting fees and rent expense. In addition, we incurred $3,428 of interest expense.

For the year we saw a decrease in revenues as compared to 2008. The decrease can be directly related to the continuing deterioration of economic conditions.  We will continue with our strategic plan of servicing our current set of customers as well as working to obtain new ones. We have recently attempted to broker different commodities that we typically in the past have not brokered.

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

Item 7.  Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Golden Valley Development, Inc.
Bakersfield, California

We have audited the accompanying consolidated balance sheets of Golden Valley Development, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, statements of stockholder's deficit, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of Golden Valley Development, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Valley Development, Inc. as of December 31, 2009 and 2008 and the results of operations, statements of stockholder's deficit, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 29, 2010

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008

	12/31/2009	12/31/2008
ASSETS

Cash	$4,060	$446

Total Assets	$4,060	$446

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,567	$45
Accrued Interest	7,436	4,008
Total Current Liabilities	11,003	4,053

Long Term Liabilities
Note Payable to Related Party	77,000	56,000
Total Long Term Liabilities	77,000	56,000

Total Liabilities	88,003	60,053

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000
shares authorized 72,400,000 & 42,400,000 issued
and outstanding at December 31, 2008 & 2009, respectively	72,400	42,400
Additional paid-in-capital	120,144	(10,510)
Accumulated deficit	(276,487)	(91,497)
Total Stockholders' Deficit	(83,943)	(59,607)

Total Liabilities and Stockholders' Deficit	$4,060	$446

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenue	$312	$816

Operating Expenses
General & Administrative	181,874	24,274
Interest Expense	3,428	2,663
Total Operating Expenses	185,302	26,937

Net Loss	$(184,990)	$(26,121)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	48,291,025	42,400,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the Years Ended December 31, 2009 and December 31, 2008

	Common Stock		Additional Paid-in Capital
	Shares	$		Accumulated Deficit	Totals

Balances at December 31, 2007	42,400,000	$42,400	$(15,166)	$(65,376)	$(38,142)

Imputed rent			4,656		4,656

Net loss				(26,121)	(26,121)

Balances at December 31, 2008	42,400,000	42,400	(10,510)	(91,497)	(59,607)

Imputed rent			4,656		4,656

Shares for Services	30,000,000	30,000	125,998		155,998

Net Income				(184,990)	(184,990)

Balances at December 31, 2009	72,400,000	$72,400	$120,144	$(276,487)	$(83,943)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and December 31, 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(184,990)	$(26,121)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	4,656	4,656
Shares for services	155,998	-
Changes in:

Accounts Payable	3,522	45
Accrued Expenses	3,428	2,666

NET CASH USED IN OPERATING ACTIVITIES	(17,386)	(18,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	38,000	33,500
Payments on note payable to related party	(17,000)	(27,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,000	6,000

NET CHANGE IN CASH	3,614	(12,754)
Cash balance, beginning of the period	446	13,200
Cash balance, end of the period	$4,060	$446

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Golden Valley Development, Inc. (“Golden Valley”) was incorporated in Nevada on July 26, 2004. Golden Valley is a commodities broker. In late December, 2007, Golden Valley incorporated a wholly-owned subsidiary, Central Valley Commodity Brokers Inc.

Consolidation Policy. On March 10, 2008, we spun off our wholly owned subsidiary Central Valley Commodity Brokers Inc. to our shareholders on a pro rata basis. The business had no history of operations, revenue, assets or operational history.

The company adopted the provisions of ASC 718 requiring equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.

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

Revenue Recognition. Golden Valley recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Golden Valley performs as a broker without assuming the risks and rewards of ownership of the goods, therefore sales are reported on a net basis. After receiving an order, Golden Valley will locate and inspect the desired item. The item will be shipped directly to the customer from the supplier by Golden Valley or the customer can arrange for pickup at the supplier. The item must meet certain industry standards prior to customer acceptance. If the industry standards are not met, the loss carries back to the supplier. If the item meets industry standards and the customer were to reject the item, the loss belongs to the customer. Golden Valley recognizes revenues at the time the customer accepts the item.

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

Recently Adopted Accounting Pronouncements.  In May 2009, FASB issued ASC 855, “Subsequent Events”, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The Company evaluated all events or transactions that occurred after December 31, 2009 up through March 31, 2010, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Golden Valley does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Golden Valley’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Golden Valley incurred recurring net losses for the years ended December 31, 2009 and 2008, has an accumulated deficit and a working capital deficit as of December 31, 2009.  These conditions raise substantial doubt as to Golden Valley’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if Golden Valley is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2007, Golden Valley entered into 5 similar notes with the same related party. These notes dated January, 12 2007, January 17, 2007, February 2, 2007, June 11, 2007, and September 4, 2007 were unsecured and carried an interest rate of 5%. The principal amounts were $7,000, $228,000, $202,850, $166,800 and $40,000.  These loans were primarily used in the operations to purchase products. The $7,000, $228,000 and $202,850 notes were repaid during the year from the proceeds received in a brokering arrangement.  All of the notes except for $10,000 of the $166,800 loan and the entire $40,000 loan were repaid in 2007.  The remaining balance is due June 11, 2011. The loan interest on the notes for $7,000, $228,000, $202,850 was imputed at 5%. The loan interest on the notes for $10,000, $166,800 and $40,000 has an interest rate of 5%.

During 2008, Golden Valley entered into three similar notes with the same related party.  The notes dated May 29, 2008, August 25, 2008, and December 1, 2008 were unsecured and carried an interest rate of 5%.  The principal amounts were $3,000, $3,000, and $27,500.  These loans were primarily used in the operations to purchase products.  The $27,500 note was repaid during the year from the proceeds received in a brokering arrangement.  The two remaining notes have not been repaid, bear interest at 5% and are due May 29, 2012 and August 25, 2012.

Adavco, Inc. is owned by the President and sole Director of GVD.  During 2009, GVD participated in the following transactions: On January 26, 2009, Adavco loaned $5,000 to GVD due January 11, 2011 with 5 percent interest.  On March 5, 2009, Adavco loaned $8,000 to GVD due March 5, 2011 with 5 percent interest. On April 6, 2009, GVD repaid $5,000 to Adavco Inc.   On May 27, 2009, Adavco loaned GVD $3,000 due May 27, 2011 with 5 percent interset. On July 21, 2009, Adavco loaned GVD $5,000 due July 21, 2011 with 5 percent interest. On September 4, 2009, Adavco loaned GVD $12,000 at 5 percent interest which was paid back in full on September 21, 2009. On December 4, 2009, Adavco loaned GVD $5,000 at 5 percent interest to be paid back December 4 , 2011. These notes are unsecured.

Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,656 and $4,658 of rent expense for the years ended December 31, 2009 and 2008, respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

NOTE 4 - INCOME TAXES

Golden Valley uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2009 Golden Valley incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $84,945 at December 31, 2009, and will expire in the year 2029.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

Deferred tax assets

	2009	2008
Net operating losses	$12,742	$9,091
Less: valuation allowance	(12,742)	(9,091)
Net deferred tax asset	$-	$-

NOTE 5.   COMMON STOCK

In 2009, the Company issued 30,000,000 common shares valued at $155,988 for services under its "Management, Consultants and Advisors 'Stock-for-Services' Plan for Golden Valley Development, Inc., a Nevada corporation" stock participation plan. Four consultants participated by providing a variety of services which the company paid by issuing 30,000,000 shares.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants.

Item 8A.  Controls and Procedures.

Disclosure Controls

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2009 (December 31, 2009), and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 12(g) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. This was based on the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have two, related material weaknesses regarding proper integration of duties, and the sharing of information among responsible parties, for the preparation of our financial statements. Our first material weakness identified, as of December 31, 2009, is that a majority of the preparation of financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.

The second, related, material weakness we identified has to do with the sharing of information with the proper parties responsible for financial reporting. In the quarter ended September 30, 2009, we issued approximately 20 million shares of stock to consultants through a Form S-8 registered offering of our common shares; however, we failed to notify our independent CPA and our auditor of this material issuance. Upon discovery of this oversight, we immediately implemented new policies governing the sharing information, so that all actions which may affect the financial reporting of the company are now systematically and automatically reported as they occur to our independent CPA.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Golden Valley’s management is responsible for establishing and maintaining adequate control over financial reporting for Golden Valley, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Golden Valley’s management, including our principal executive and principal financial officers, Golden Valley conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was not effective as of December 31, 2009.  We noted we have two, related material weaknesses regarding proper integration of duties, and the sharing of information among responsible parties, for the preparation of our financial statements. Our first material weakness identified, as of December 31, 2009, is that a majority of the preparation of financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.

The second, related, material weakness we identified has to do with the sharing of information with the proper parties responsible for financial reporting. In the quarter ended September 30, 2009, we issued approximately 20 million shares of stock to consultants through a Form S-8 registered offering of our common shares; however, we failed to notify our independent CPA and our auditor of this material issuance. Upon discovery of this oversight, we immediately implemented new policies governing the sharing information, so that all actions which may affect the financial reporting of the company are now systematically and automatically reported as they occur to our independent CPA.

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

During 2007, Golden Valley entered into 5 similar notes with the same related party. These notes dated January, 12 2007, January 17, 2007, February 2, 2007, June 11, 2007, and September 4, 2007 were unsecured and carried an interest rate of 5%. The principal amounts were $7,000, $228,000, $202,850, $166,800 and $40,000.  These loans were primarily used in the operations to purchase products. The $7,000, $228,000 and $202,850 notes were repaid during the year from the proceeds received in a brokering arrangement.  All of the notes except for $10,000 of the $166,800 loan and the entire $40,000 loan were repaid in 2007.  The loan interest on the notes for $7,000, $228,000, $202,850 was imputed at 5%. The loan interest on the notes for $10,000, $166,800 and $40,000 has an interest rate of 5% and are due  June 11, 2011 February 2, 2011 and June 11, 2011.

During 2008, Golden Valley entered into three similar notes with the same related party.  The notes dated May 29, 2008, August 25, 2008, and December 1, 2008 were unsecured and carried an interest rate of 5%.  The principal amounts were $3,000, $3,000, and $27,500.  These loans were primarily used in the operations to purchase products.  The $27,500 note was repaid during the year from the proceeds received in a brokering arrangement.  The two remaining notes have not been repaid have a interest rate of 5% and are due May 29, 2012 and August 25, 2012.

Adavco, Inc. is owned by the President and sole Director of GVD.  For the 12 months ended December 31, 2009 GVD participated in the following transactions: On January 26, 2009, Adavco, Inc. provided a $5,000 loan to GVD due January 11, 2011 with a 5 percent interest rate.  On March 5, 2009, Adavco, Inc. provided an additional $8,000 loan to GVD due March 5, 2011 with 5 percent interest. On April 6, 2009, GVD, repaid $5,000 back to Adavco Inc.   On May 27, 2009 Adavco, provided GVD with an additional loan of $3,000 at a 5 percent interest rate to be paid back May 27, 2011. On July 21, 2009 Adavco provided GVD with an additional loan of $5,000 at 5 percent interest to be due on July 21, 2011. On September 4, 2009 Adavco provided GVD with an additional loan of $12,000 at 5 percent interest which was paid back in full on September 21, 2009. On December 4, 2009Adavco provided GVD with an additional loan of $5,000 at 5 percent interest to be paid back December 4 , 2011. These notes are unsecured.
.
Golden Valley is using office space provided by a related party on a rent-free, month to month basis. The fair value of the office space is $388 per month. Golden Valley had $4,656 and $4,656 of rent expense for the year ended December 31, 2009 and 2008 respectively. The rent is contributed to capital by a related party as a credit to additional paid in capital.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Aggregate fees billed for fiscal year 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $13,000 and $16,000, respectively.

Audit-Related Fees

Aggregate fees billed in fiscal year 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0 for both years.

Tax Fees

Aggregate fees billed in fiscal year 2009 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0 for both years.

All Other Fees

Aggregate fees billed in fiscal year 2009 and 2008 for products and services provided by the principal accountant, other than the services reported above: $0 for both years.

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

GOLDEN VALLEY DEVELOPMENT, INC.

March 30, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
Principal Executive Officer

March 30, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
Principle Financial Officer Chief Accounting Officer