Form 10-K/A
period 2009-12-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2010-04-27
CIK 1345294

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

We find the farmers who have the desired produce or hay, and then put in the order to the farmer. Before the goods are shipped from the farmer to the buyer, we send out our inspector to inspect them, to guarantee high level of quality and minimize disputes over damaged goods. Our inspectors, currently only ArtDavis, do not allow damaged goods to ship. This way the customers know that they are receiving quality products with every order placed. If a customer receives damaged goods, we know that the damage occurred en route and the transportation company is responsible for the damage. We strive to ensure that all products are of the highest quality. In inspecting commodities, we use the USDA standards, the only broadly recognized quality standards in our industry, and due to Art and Davis experience with similar ventures in the past, we will be able to train and test future inspectors in-house to follow these standards.

Competition. Our main competitors are mostly individual brokers with small offices and few or no employees. Varsity Produce and Manny Lawrence are the largest competitors to our knowledge.

The main competitive factor in our industry, however, does not come from other brokers, but from the changing nature of the industry. As farms become larger, they become more able to offer the same type of discounts to buyers that we can. Our advantage remains that we inspect all produce before it ships, and so ensure high quality produce, which is also an advantage over our competitors who, in the experience of Art Davis , have never inspected the produce being shipped or even were physically present during any part of the shipping process; however, our challenge is always to find more small, “niche” farmers and more “niche” buyers, such as for organic produce, unusual produce, hay and other niches.

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

We have no major customers yet; our three customers so far have been ERE Sheep Company, M&E Farms and Diamond Cattle Company. However, major customers that have transacted business with Art Davis – our management team – in the past include Tops Supermarkets, Bi-Lo Supermarkets and Giant Foods.

Research and Development.  We spent no money on research and development in the last three and a half years, relying instead on the experience of our management team, Art Davis , to make any amendments to our business or marketing plans.

Employees. We have no formal employees. Instead, our two management personnel – Art Davis – dedicates 5-20 hours per week to conduct the business and prepare all requisite administration, including this filing.

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

Our management team, Art Davis , has formed many partnerships, alliances and contacts while operating as produce brokers for the past 25 years. These business relationships provide an enormous base of resources from which we can operate.  Most of our brokerage deals will start – as they have with our one transaction we have completed so far - with our management team’s large client base that we hope will contract with us to locate, purchase and deliver various commodities for them.

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

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Art Davis , 56, director, president and secretary – elected to directorship and offices on July 26, 2004 to serve for one year; re-elected to all positions on July 26, 2005 for additional one-year term.

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

Golden Valley has adopted a Code of Ethics that applies to our principle executive officer (Arthur Davis), principal financial officer Arthur Davis, and principal controller  Art Davis  and has posted it on our website www.goldenvalleydevelopment.com.

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

GOLDEN VALLEY DEVELOPMENT, INC.

April 27, 2010	By:	/s/ H. Arthur Davis
H. Arthur Davis
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 27, 2010	By:	/s/ H. Arthur Davis
H. Arthur Davis
Principal Executive Officer

April 27, 2010	By:	/s/ H. Arthur Davis
H. Arthur Davis
Principle Financial Officer Chief Accounting Officer