Form 10-Q
period 2010-03-31
GOLDEN VALLEY DEVELOPMENT, INC
filed 2010-05-14
CIK 1345294

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
(661) 327-0067
I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Number of shares of common stock of Golden Valley Development Inc. outstanding as of May 12, 2010: 72,400,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Cash	$4,999	$4,060

Total Assets	$4,999	$4,060

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$185	$3,567
Accrued Interest	8,435	7,436
Total Current Liabilities	8,620	11,003

Long Term Liabilities
Note Payable to Related Party	82,000	77,000
Total Long Term Liabilities	82,000	77,000

Total Liabilities	90,620	88,003

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000 shares authorized
72,400,000 shares issued and outstanding	72,400	72,400
Additional paid-in-capital	121,308	120,144
Accumulated deficit	(279,329)	(276,487)
Total Stockholders' Deficit	(85,621)	(83,943)

Total Liabilities and Stockholders' Deficit	$4,999	$4,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(unaudited)

	Three Months
	2010	2009

Revenue	$-	$240

Operating Expenses
General & Administrative	1,843	5,524
Interest Expense	999	762
Total Operating Expenses	2,842	6,286

Net Loss	$(2,842)	$(6,046)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	72,400,000	42,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(unaudited)

	Three months ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,842)	$(6,046)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	1,164	1,164
Changes in:
Accounts Receivable	-	(8,240)
Prepaid and other current assets	-	(600)
Accrued Expenses	999	762
Accounts Payable	(3,382)	1,008

NET CASH USED IN OPERATING ACTIVITIES	(4,061)	(11,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	5,000	13,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	13,000

NET CHANGE IN CASH	939	1,048
Cash balance, beginning of the period	4,060	446
Cash balance, end of the period	$4,999	$1,494

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	$-	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Golden Valley Development, Inc. (“GVD”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in GVD's 2009 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2009, as reported in the Form 10-K, have been omitted.

Recently Issued Accounting Pronouncements

Effective this quarter, the Company implemented ASC No. 855, Subsequent Events (“ASC 855”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Note 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, GVD had an accumulated deficit as of March 31, 2010 and minimal revenues for the three months ended March 31, 2010. These conditions raise substantial doubt as to GVD’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if GVD is unable to continue as a going concern.

Note 3 – RELATED PARTY

Adavco, Inc. is owned by the President and sole Director of GVD.  For the three months ended March 31, 2010 GVD participated in the following transactions:

 On January 18, 2010, Adavco, Inc. provided a $5,000 loan to GVD due January 18, 2012 with a 5 percent interest rate.   These notes are unsecured.

GVD operates out of Adavco, Inc office; therefore, rent is imputed based on the fair value of the office space.  Imputed rent expense for the three months ended as of March 31, 2010 is $1,164

Item 2. Management’s Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 48 months – through May 2010. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. As of March 31, 2010 our cash on hand was $4,999

Results of Operations

During the three months ended March 31 2010 the company had no revenue and operating expenses of $2,842. Operating expenses were comprised of $1,843 of general and administrative expenses and $999 in interest expense. During the comparable three month period ended March  31, 2009, the company had revenues of $240 and operating expenses totaling $6,286. Operating expenses last year were comprised of $5,524 of general and administrative expenses and $762 in interest expense. During these tough economic conditions management will continue to try and develop new contacts and create new transactions.

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

The following represents the security ownership of the only person who owns more than five percent of our outstanding Common Stock:

Annette Davis                                                      38,054,331 shares                                                      52% of class

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

As of March 31 2010, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Principle Executive Officer and Principle Financial Officer have concluded the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported as and when required, accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc. (Registrant)

Date May 12, 2009	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary, Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer