Form 10-Q
period 2010-06-30
GOLDEN VALLEY DEVELOPMENT, INC
filed 2010-07-27
CIK 1345294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
For the transition period from ________to ____________

Commission file number 0001345294

GOLDEN VALLEY DEVELOPMENT, INC.
a Nevada corporation

1200 Truxtun Avenue  #130
Bakersfield, CA  93301
(661) 327-0067
I.R.S. Employer I.D. # 84-1658720

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Number of shares of common stock of Golden Valley Development Inc. outstanding as of July 14, 2010: 72,400,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Cash	$4,820	$4,060

Total Assets	$4,820	$4,060

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$115	$3,567
Accrued Interest	9,477	7,436
Total Current Liabilities	9,592	11,003

Long Term Liabilities
Note Payable to Related Party	87,000	77,000
Total Long Term Liabilities	87,000	77,000

Total Liabilities	96,592	88,003

Stockholder's Deficit
Common Stock; $.001 par value;75,000,000 shares authorized
72,400,000 shares issued and outstanding	72,400	72,400
Additional paid-in-capital	122,472	120,144
Accumulated deficit	(286,643)	(276,487)
Total Stockholders' Deficit	(91,771)	(83,943)

Total Liabilities and Stockholders' Deficit	$4,821	$4,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

	Three Months		Six Months
	2010	2009	2010	2009

Revenue	$-	$240	$-	$264

Operating Expenses
General & Administrative	1,843	5,524	8,115	12,396
Interest Expense	999	762	2,041	1,578
Total Operating Expenses	2,842	6,286	10,156	13,974

Net Loss	$(2,842)	$(6,046)	$(10,156)	$(13,710)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	72,400,000	42,400,000	72,400,000	42,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLDEN VALLEY DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(unaudited)

	Six months ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,156)	$(13,710)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed rent expense	2,328	2,328
Changes in:
Prepaid and other current assets	-	(400)
Accrued Expenses	2,040	1,578
Accounts Payable	(3,452)	68

NET CASH USED IN OPERATING ACTIVITIES	(9,240)	(10,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to related party	10,000	16,000
Payments on note payable to related party	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	11,000

NET CHANGE IN CASH	760	864
Cash balance, beginning of the period	4,060	446
Cash balance, end of the period	$4,820	$1,310

Supplemental Disclosures:
Taxes paid	-	-
Interest paid	-	-

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

Note 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, GVD had an accumulated deficit as of June 30, 2010 and no revenue for the six months ended June 30, 2010. These conditions raise substantial doubt as to GVD’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if GVD is unable to continue as a going concern.

Note 3 – RELATED PARTY

Adavco, Inc. is owned by the President and sole Director of GVD.  For the six months ended June 30, 2010 GVD participated in the following transactions:

 On January 18, 2010, Adavco, Inc. provided a $5,000 loan to GVD due January 18, 2012 with a 5 percent interest rate.   These notes are unsecured.

On June 1, 2010, Adavco, Inc. provided a $5,000 loan to GVD due June 1, 2012 with a 5 percent interest rate.   These notes are unsecured.

GVD operates out of Adavco, Inc office; therefore, rent is imputed based on the fair value of the office space.  Imputed rent expense for the six months ended as of June 30, 2010 is $2,328.

Item 2. Management’s Discussion and Analysis

Liquidity and Cash Requirements

Adavco Inc., a related party, loaned us $50,000 in October of 2004 to satisfy cash requirements, including accounting and auditing costs, for our first 48 months – through May 2010. In addition, Adavco has provided temporary funding to support certain broker transactions. Additional funding may be available to us from Adavco; however, based on our current cash forecasts, we do not expect to borrow additional funds, except as may be needed on a short-term basis to support a broker transaction. Our projected cash requirements over the next twelve months should not exceed $15,000. As of June 30, 2010 our cash on hand was 4,820.

Results of Operations

During the three months ended June 30 2010 the company had no revenue and operating expenses of $2,842. Operating expenses were comprised of $1,843 of general and administrative expenses and $999 in interest expense. During the comparable three month period ended June 30, 2009, the company had revenues of $240 and operating expenses totaling $6,286. Operating expenses last year were comprised of $5,524 of general and administrative expenses and $762 in interest expense. During these tough economic conditions management will continue to try and develop new contacts and create new transactions.

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

As of June 30 2010, management of the Company, including the President, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Principle Executive Officer and Principle Financial Officer have concluded the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported as and when required, accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Golden Valley Development, Inc. (Registrant)

Date July 19, 2010	By:	/s/ H. Arthur Davis
H. Arthur Davis
President, Secretary, Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer